Form 10QSB
period 1995-09-30
PRUDENTIAL BACHE VMS REALTY ASSOCIATES LP I
filed 1995-11-03
CIK 350558

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT of 1934

                  For the transition period.........to.........

                         Commission file number 0-11970


                  PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I
        (Exact name of small business issuer as specified in its charter)


          Delaware                                            36-3240083
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

   8700 W. Bryn Mawr
   Chicago, Illinois                                            60631
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (312) 399-8700



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995

 Assets
   Cash:
      Unrestricted                                                  $    295,549
      Restricted-tenant security deposits                                 90,397
   Accounts receivable                                                       531
   Tax escrow                                                             62,453
   Restricted escrows                                                    187,479
   Other assets                                                          235,882
   Investment properties:
      Land                                          $  1,242,490
      Buildings and related personal property         10,014,342
                                                      11,256,832
      Less accumulated depreciation                   (6,549,220)      4,707,612
                                                                    $  5,579,903

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                                 $    137,503
   Tenant security deposits                                               89,485
   Accrued taxes                                                         149,032
   Accrued interest                                                      289,653
   Other liabilities                                                     199,335
   Advances due to affiliates of the
      Managing General Partner                                        10,768,156
   Mortgage notes payable                                              6,600,190

 Partners' Deficit
   General partners                                 $   (670,819)
   Limited partners (25,000 units
    issued and outstanding)                          (11,982,632)    (12,653,451)
                                                                    $  5,579,903

[FN]

                 See Accompanying Notes to Financial Statements

b)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended             Nine Months Ended
                                       September 30,                 September 30,
                                    1995          1994           1995             1994
 Revenues:
    Rental income                $ 468,627     $ 452,960     $ 1,392,199      $ 1,330,534
    Other income                    26,248        22,880          77,976           44,966
          Total revenues           494,875       475,840       1,470,175        1,375,500

 Expenses:
    Operating                      135,243       210,044         436,196          483,140
    General and administrative      75,827        74,910         197,848          205,693
    Property management fees        24,834        19,718          73,269           57,655
    Maintenance                    121,394        74,788         244,209          174,513
    Depreciation                   130,784       120,378         374,489          357,044
    Interest                       434,882       456,309       1,299,193        1,077,816
    Property taxes                  49,606        35,141         154,777          114,807
          Total expenses           972,570       991,288       2,779,981        2,470,668

    Casualty gain                       --        64,525              --           64,525

    Net loss before
       extraordinary item        $(477,695)    $(450,923)    $(1,309,806)     $(1,030,643)

 Extraordinary item-gain on
    sale of land                    66,140            --          66,140               --

    Net loss                     $(411,555)    $(450,923)    $(1,243,666)     $(1,030,643)

 Net loss allocated to
    general partners             $  (6,049)    $  (9,019)    $   (22,691)     $   (20,613)
 Net loss allocated to
    limited partners              (405,506)     (441,904)     (1,220,975)      (1,010,030)

                                 $(411,555)    $(450,923)    $(1,243,666)     $(1,030,643)
 Net income per limited
    partnership unit:

 Net loss before
    extraordinary item           $  (18.73)    $  (17.67)    $    (51.34)     $    (40.40)
 Extraordinary gain from sale
    of land                           2.51            --            2.51               --

     Net loss                     $  (16.22)    $  (17.67)    $    (48.83)     $    (40.40)


 [FN]
                 See Accompanying Notes to Financial Statements

c)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)


                                    Limited
                                  Partnership    General       Limited
                                      Units     Partners      Partners          Total

 Original capital contributions      25,000    $   1,000    $ 25,000,000     $25,001,000

 Partners' deficit at
   December 31, 1994                 25,000    $(648,128)   $(10,761,657)   $(11,409,785)

 Net loss for the nine months
   ended September 30, 1995              --      (22,691)     (1,220,975)     (1,243,666)

 Partners' deficit at
   September 30, 1995                25,000    $(670,819)   $(11,982,632)   $(12,653,451)

[FN]

                 See Accompanying Notes to Financial Statements

d)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          1995           1994
 Cash flows from operating activities:
    Net loss                                         $(1,243,666)    $(1,030,643)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation                                      374,489         357,044
       Amortization of loan costs                         35,666           8,807
       Gain on sale of land                              (66,140)             --
       Change in accounts:
         Restricted cash                                  13,605         (13,994)
         Accounts receivable                               4,794         (65,159)
         Tax escrow                                      (62,453)         71,769
         Other assets                                      5,691          44,588
         Accounts payable and other
            accrued expenses                             667,692         619,240
         Accrued interest                                262,474         (47,812)
         Tenant security deposit liabilities              (2,634)          4,112

            Net cash used in operating activities        (10,482)        (52,048)

 Cash flows from investing activities:
    Property improvements and replacements              (202,035)       (109,799)
    Deposits to restricted escrows                        (6,092)       (304,027)
    Receipts from restricted escrows                     133,495         242,500
    Proceeds from sale of land                           150,022              --

            Net cash provided by (used in)
                investing activities                      75,390        (171,326)

 Cash flows from financing activities:
    Payments on mortgage notes payable                   (28,711)       (176,035)
    Loan costs                                                --        (202,942)
    Repayment of mortgage notes payable                       --      (5,341,486)
    Proceeds from refinancing                                 --       6,635,000
    Payment on advances due to affiliate                      --        (700,000)

            Net cash (used in) provided by
                financing activities                     (28,711)        214,537

 Net increase (decrease) in cash                          36,197          (8,837)

 Cash at beginning of period                             259,352         183,899

 Cash at end of period                               $   295,549     $   175,062

 Supplemental disclosure of cash flow information:
    Cash paid for interest                           $   488,284     $   464,556



[FN]
                 See Accompanying Notes to Financial Statements

e)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Going Concern

   The financial statements have been prepared assuming that the Partnership will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however, such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.

   The Partnership's properties have, in the aggregate, experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership had drawn upon working capital reserves and had taken cash advances from affiliates of the Managing General Partner. The Managing General Partner and affiliates are not obligated to and do not intend to further fund any such cash flow deficits. In addition, the Partnership has deferred repayment of cash advances from affiliates and other accrued expenses with the consent of the Managing General Partner and its affiliates. Such accrued expenses are periodically converted to interest-bearing advances. During 1994, the Managing General Partner and its affiliates assigned a portion of the
advances to an affiliate of Insignia Financial Group, Inc.("Insignia").   The
willingness of the affiliates of the Managing General Partner and other related parties to continue to defer repayment of the advances could adversely affect the Partnership's financial condition. In the short term, it is likely that the Partnership will suffer additional liquidity problems until cash flow difficulties are resolved.

Note B - Going Concern (continued)

The Managing General Partner is evaluating its options for the Partnership should the Partnership continue to suffer substantial losses from operations and cash deficiencies.

   The Managing General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the Managing General Partner to function in that capacity. The administration and management of the Partnership is dependent on the Managing General Partner and its affiliates. In addition, the Managing General Partner has not complied with a certain section of the Partnership's Agreement of Limited Partners which requires that the Managing General Partner maintain a net worth of at least $1,000,000. Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current Managing General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the Managing General Partner is expected, but there is no assurance that the transaction will be consummated. The pending replacement of the Managing General Partner will not necessarily have a positive impact on the financial condition of the Partnership.

   The uncertainties and the ongoing cash flow difficulties described above raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded asset accounts or the amount of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

Note C - Legal Proceedings

   Certain affiliates of the Managing General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings. The adverse outcome of any one or more legal proceedings against an affiliate of the Managing General Partner which provides financial support or services to the Partnership could have a materially adverse effect on the present and future operations of the Partnership. However, the inclusion of this discussion is not intended as a representation by the Partnership that any particular proceeding is material. The ultimate outcome of the litigation cannot be presently determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

Note D - Transactions with Affiliates and Related Parties

   The Partnership has no employees and is dependent on the Managing General Partner or its affiliates for the management and administration of all partnership activities. The Managing General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership.

Note D - Transactions with Affiliates and Related Parties (continued)

   The Partnership had advances of $10,768,156 and $9,703,288 payable to affiliates of the Managing General Partner at September 30, 1995 and 1994, respectively. These advances bear interest at prime plus 1%. For the nine months ended September 30, 1995 and 1994, the Partnership incurred interest of $775,243 and $645,834, respectively, on the advances. Interest on advances is reclassified to advances semi-annually; therefore interest was reclassed to advances at June 30, 1995 and 1994.

   Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current Managing General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the Managing General Partner is expected, but there is no assurance that the transaction will be consummated.

   The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 5% of revenues on each property. An affiliate of Insignia also has provided partnership administration and management services for the Partnership since March 1, 1994. Accrued reimbursements for direct expenses relating to these services total approximately $134,732 as of September 30, 1995. Of this amount, $67,005 and $45,392 relate to the periods ended September 30, 1995 and 1994, respectively. For the period from January through July 14, 1994, Insignia assigned a portion of its fees to an affiliate of the Managing General Partner. Payments to this affiliate under this assignment were approximately $7,718 as of September 30, 1994.

Note E - Sale of Land

   On July 21, 1995, the Partnership sold approximately one acre of land with an unoccupied single family dwelling at Woodlawn House to an unaffiliated party. The land did not generate rental income for the Partnership. Net proceeds from the sale were $150,022, with the Partnership recognizing a gain of $66,140.

Note F - Refinancing of Woodlawn House and Meadows at Kendale Lakes

   The Partnership refinanced the mortgages of both Woodlawn House and Meadows at Kendale Lakes on September 30, 1994. For Woodlawn House the refinancing replaced indebtedness in the amount of $1,944,092 which carried a stated interest rate of 9% and was due on demand. The new mortgage indebtedness on Woodlawn House of $2,475,000 carries a stated interest rate of 9.84% and is amortized over thirty years with a balloon payment due on October 15, 2001. For the Meadows at Kendale Lakes, the refinancing replaced indebtedness in the amount of $3,397,394 which carried a stated interest rate of 9% and was due on demand. The new mortgage indebtedness on the Meadows at Kendale Lakes of $4,160,000 carries a stated rate of 9.84% and is amortized over thirty years with a balloon payment due on October 15, 2001. The refinancing was consummated under the terms of a multiple-asset real estate mortgage investment conduit ("REMIC"). The refinancing resulted in net cash proceeds of $61,373.

At the time of refinancing, $700,000 of accrued interest on advances owed by the Partnership to affiliates of the Managing General Partner was repaid. At September 30, 1995, the Partnership owes $11,030,630 including accrued interest of $262,474, for advances. These advances have been subordinated to the new mortgage indebtedness discussed above and are payable out of excess cash flow.


Note G - Casualty Gain

The Partnership recognized a casualty gain of $64,525 during 1994 related to property damage at Meadows at Kendale Lakes. The gain resulted from the receipt of escrowed insurance proceeds which were in excess of the actual damages.
Total insurance proceeds of $468,668 were received during 1993 (and escrowed by the mortgage holder) due to storm damage from Hurricane Andrew. Related expenses of $404,143 (of which approximately $37,546 was paid during 1994) were incurred due to the hurricane.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:


                                                      Average

                                                     Occupancy

                                                  1995         1994

 Woodlawn House Apartments
    Charlotte, North Carolina                      96%          98%

 Meadows at Kendale Lakes
    Kendale Lakes, Florida                         95%          95%

    The Partnership's net loss for the nine months ended September 30, 1995, was $1,243,666 compared to a net loss of $1,030,643 for the nine months ended September 30, 1994. The Partnership's net loss for the three months ended September 30, 1995, was $411,555 compared to a net loss of $450,923 for the three months ended September 30, 1994. The increase in total income for the three and nine months ended September 30, 1995, was due to slight increases in rental rates at both properties in combination with increased lease cancellation fees, deposit forfeitures and laundry income at Meadows at Kendale Lakes and increased corporate unit income and laundry income at Woodlawn House.

   Total expenses increased for the nine months ended September 30, 1995, due primarily to increases in property management fees, maintenance, interest and property tax expenses. Total expenses for the three months ended September 30, 1995, decreased slightly due to a decrease in operating expense partially offset by increases in property management fees, maintenance and property tax expenses. Operating expenses for the three months ended September 30, 1995, decreased as a result of decreased professional fees and other administrative fees incurred during the refinancings in September of 1994. Property management fees, based on a percentage of revenues, increased for the three and nine months ended September 30, 1995, primarily due to an approximate one percent increase in the rate paid by the Partnership as well as increased revenues. The increase in maintenance expense for the three and nine months ended September 30, 1995, was a result of extensive landscaping at the pool and entrance and interior andexterior painting at Meadows at Kendale Lakes.
Interest expense increased for the nine months ended September 30, 1995, due to higher interest rates and amortization of new loan costs as a result of the refinancings in 1994. Property taxes for the three and nine months ended September 30, 1995, increased due to a tax reassessment at Meadows at Kendale Lakes. These taxes are under appeal. The casualty gain of $64,525 related to Meadows at Kendale Lakes as discussed in Note G to the Financial Statements. The extraordinary gain on sale of land of $66,140 related to Woodlawn House as discussed above in Note E to the Financial Statements.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   The Partnership had unrestricted cash of $295,549 for the nine months ended September 30, 1995, as compared to $175,062 for the nine months ended September 30, 1994. Net cash used in operating activities decreased for the period ended September 30, 1995, compared to the corresponding period in 1994 primarily due to an increase in accrued interest partially offset by increases in deposits to escrows for taxes. Net cash provided by investing activities increased for the period ended September 30, 1995, compared to the corresponding period of 1994 due to proceeds received from the sale of the land at Woodlawn House and a decrease in deposits to restricted escrows partially offset by increased property improvements and replacements. Net cash provided by financing activities decreased for the nine months ended September 30, 1995, due to the non-recurring proceeds from the refinancings in 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $6,600,190 is amortized over 30 years with balloon payments on October 15, 2001. Currently, the Partnership is negotiating to sell Woodlawn House to an unaffiliated party in the fourth quarter. The sale is expected, but there is no assurance the transaction will be consummated. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of portions of the funds described in the preceding paragraph.

RECENT DEVELOPMENTS - VMS REALTY PARTNERS AND AFFILIATES

   There have been no material developments or changes from the Recent Developments - VMS Realty Partners and Affiliates disclosed in Part 1, Item 2 of the Partnership's report on Form 10-QSB for the quarter ended June 30, 1995.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   There have been no new material developments or changes from Part II, Item 1 of the Partnership's report on Form 10-QSB for the quarter ended June 30, 1995.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the nine months ended September 30, 1995.

ITEM 5. OTHER INFORMATION

   On October 21, 1993, an affiliate of Prudential-Bache Properties, Inc., Prudential Securities Incorporated ("PSI"), settled, without admitting or denying the allegations contained therein, civil and administrative proceedings with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state regulators. These proceedings concerned, among other things, the sale by PSI of limited partnership interests, including interest of the Registrant, during the period of 1980 through 1990. The settlement has no impact on the Registrant itself.

   On October 27, 1994, PSI entered into cooperation and deferred prosecution agreements (the "Agreements") with the Office of the United States Attorney for the Southern District of New York (the "U.S. Attorney'). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnership (the "Income Funds"). In connection with the Agreement, the U.S. Attorney filed a complaint charging PSI with a criminal violations of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquires; and the PSI comply with various compliance-related provision. If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.

                                   SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I (Registrant)



                              By:   VMS Realty Associates
                                    Managing General Partner

                              By:   JAS Realty Corporation



Date: November 3, 1995        By:   /s/ Joel A. Stone
                                    Joel A. Stone
                                    President



                              By:   /s/ Thomas A. Gatti
Date: November 3, 1995              Thomas A. Gatti
                                    Senior Vice-President and Principal
                                    Accounting Officer