Form 10KSB
period 1995-12-31
PRUDENTIAL BACHE VMS REALTY ASSOCIATES LP I
filed 1996-03-28
CIK 350558

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)
                                  FORM 10-KSB

[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995
                                      or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period.........to.........

                        Commission file number 0-11970

                 PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I
                (Name of small business issuer in its charter)

      Delaware                                                 36-3240083
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification
No.)

    8700 West Bryn Mawr
    Chicago, Illinois                                           60631
(Address of principal executive offices)                      (Zip Code)

                   Issuer's telephone number (312) 399-8700

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,977,465

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of the Registrant dated April 8, 1983, and filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933 are incorporated by reference into Parts I, III and IV of this Annual Report on Form 10-K.
                                    PART I

Item 1.  Business

     The Registrant, Prudential-Bache/VMS Realty Associates L.P. I (the "Partnership") is a limited partnership formed in May 1983 under the Delaware Revised Uniform Limited Partnership Act to acquire, operate, hold for investment and ultimately dispose of existing income producing residential and commercial properties. The Partnership sold $25,000,000 of Limited Partnership Units to the public in 1983 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration Statement No. 2-70648). The Commission file number was subsequently changed by the Commission on June 26, 1984, to 0-11970 because of the Partnership's registration on Form 8-A as a Section 12(g) reporting entity under the Securities Exchange Act of 1934. A total of 25,000 units were sold to the public at $1,000 per unit. The Limited Partners share in the benefits of ownership of the Partnership's real property investments according to the number of Limited Partnership Units held.

     The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of industry segment information is not applicable.

     The Partnership used the net offering proceeds to acquire eight real property investments of which two remain as of December 31, 1995. The remaining properties are described under "Item 2, Description of Properties".

Employees

     The Partnership has no employees. Officers and employees of affiliates of VMS Realty Associates, an Illinois general partnership (the "Managing General Partner") performed all administrative services for the Partnership through December 31, 1993.

     The terms and transactions between the Partnership and affiliates of the Managing General Partner and Prudential-Bache Properties, Inc. ("PBP"), the Associate General Partner (together with the Managing General Partner, the "General Partners"), are set forth in "Item 12, Certain Relationships and Related Transactions," to which reference is hereby made for a description of such terms and transactions.

     Effective January 1, 1994, affiliates of Insignia Financial Group, Inc. ("Insignia") began providing real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management and supervisory services over property management and leasing.

     As discussed in "Item 6" and "Note A" of the Notes to Financial Statements, the Partnership has adopted the liquidation basis of accounting due to plans to terminate the Partnership upon the disposition of both of its investment properties. Accordingly, the assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts.

RECENT DEVELOPMENTS - VMS REALTY PARTNERS AND AFFILIATES

Past Liquidity Difficulties

     As previously reported, VMS Realty Partners, an affiliate of VMS Realty Investment, Ltd. ("VMSRIL"), and certain of its affiliates had experienced severe liquidity problems. Because of VMS Realty Partners' inability to resolve the liquidity problems affecting it and its affiliates, VMS Realty Partners had generally suspended making payments relating to operating assets of it and its affiliates, other than payments generally necessary to maintain the operation of such assets and changed the business of VMS Realty Partners and its affiliates, eliminating the acquisition and development of real estate assets. However, VMSRIL and each of its affiliates that serve as general partners of the Syndicated Partnerships, as defined below, continue to perform their responsibilities as general partners. On November 18, 1993, VMS Realty Partners assigned (without change in terms, including compensation) its asset management responsibilities for the Syndicated Partnerships, other than VMS National Properties Joint Venture, to Strategic Realty Advisors ("SRA"), a real estate company with primary emphasis on asset management and property management. SRA is wholly owned by Joel A. Stone, who is the sole shareholder of one of the corporate partners of VMSRIL. In the case of a number of the Syndicated Partnerships, including the Partnership, SRA subsequently assigned such responsibilities to an affiliate of Insignia Financial Group, Inc. ("Insignia"), a fully integrated real estate service organization. See "Insignia and MAE." SRA has retained, and is performing, such asset management responsibilities for Syndicated Partnerships owning hotels. VMS Realty Partners had previously assigned its asset management responsibilities for VMS National Properties Joint Venture directly to an affiliate of Insignia. See "Insignia Transaction - Management." The "Syndicated Partnerships" are those partnerships, including the Partnership, of which VMSRIL, one of the VMS Principal Entities (as defined below), or an affiliate thereof, is the managing general partner (or a general partner of a general partner) and as to which limited partnership interests were sold to investors through syndications.

     VMSRIL Agreement and CRA

     In response to the above-described liquidity problems, on March 25, 1992, VMSRIL, the managing general partner of the Partnership, and an affiliate of (i.e., under common control with) the VMS Principal Entities, as defined below, entered into an agreement (the "VMSRIL Agreement") with its single major creditor, European American Bank, and one of its affiliates, EURAM (collectively "EAB"), which held a lien on all of VMSRIL's assets.

     The VMSRIL Agreement provided that for a 12-month period VMSRIL was prohibited from engaging in business activities or operations unrelated to the orderly liquidation of its existing assets, which liquidation was to be conducted consistent with its duties as the managing general partner of the Syndicated Partnerships. Notwithstanding the foregoing, the VMSRIL Agreement provided that VMSRIL was not prohibited from engaging in any activities with respect to the Syndicated Partnerships, including, but not limited to, the continuation of the Syndicated Partnerships' business operations.

     Under the VMSRIL Agreement, in order to facilitate VMSRIL's operation of its assets in a manner intended to preserve and, if possible, enhance the value of such assets prior to their disposition, EAB granted VMSRIL a moratorium on enforcement of all indebtedness owed to EAB by VMSRIL. EAB agreed that, during the one year term of the VMSRIL Agreement (assuming no default by VMSRIL in the performance of its obligations under the VMSRIL Agreement), EAB would not take any action which would materially adversely affect the interests of VMSRIL, including, without limitation, demanding payment of indebtedness and filing a petition to institute an involuntary bankruptcy proceeding against VMSRIL.

     Also in response to the above-described liquidity problems, on March 31, 1992, certain affiliates of VMSRIL, specifically VMS Realty Partners, Chicago Wheaton Partners, VMS Realty Investors, VMS Financial Services, VMS Financial Guarantee Limited Partnership and VMS Realty Guarantee Limited Partnership (the "VMS Principal Entities") entered into the VMS Creditor Repayment Agreement (the "CRA") with a number of parties including substantially all of the unsecured and undersecured creditors (other than trade creditors) of the VMS Principal Entities and certain of the unsecured or undersecured creditors (other than trade creditors) of their affiliates (collectively, the "Creditors"). Although VMSRIL is a party to the CRA, it is generally not considered a VMS Principal Entity thereunder.

     The CRA was intended to achieve a purpose comparable to that described above for the VMSRIL Agreement. In consideration of the benefits received by the Creditors under the CRA, the Creditors granted the VMS Principal Entities a moratorium similar to that contained in the VMSRIL Agreement.

     During the respective terms of, and under certain circumstances specified in, the VMSRIL Agreement and the CRA, VMS Realty Partners and certain of its affiliates, including VMSRIL, were required to pay certain sums derived from their operations and asset dispositions to be applied to their restructured debts; these sums were paid by VMS Realty Partners and its affiliates, including VMSRIL, as and when required under the terms of those agreements.

     Effective November 17, 1993, the VMS Principal Entities entered into the Fifth Amendment to the CRA, dated as of October 25, 1993, pursuant to which each VMS Principal Entity (and not VMSRIL) has transferred certain of its assets in lieu of foreclosure (other than general partnership interests in Syndicated Partnerships and assets that the Creditors chose not to acquire, based on their view of the value of such assets and concerns about possible liability associated with them) to separate trusts beneficially owned by the Creditors of each of the respective transferring VMS Principal Entities, subject to the liens of the applicable Creditors, in consideration of, among other things, the granting of covenants not to sue by the respective Creditors (and their successors and assigns) with respect to each of the VMS Principal Entities' liability for the indebtedness owed such Creditors. Such transactions have amicably concluded the debtor/creditor relationship between the VMS Principal Entities and the Creditors.

     Pursuant to the CRA and the Fifth Amendment thereto, and as an inducement to the VMS Principal Entities to engage in the deed-in-lieu transactions described above, substantial cash consideration was paid by the Creditors to SRA as advanced payment for future services to be performed by SRA for the benefit of the VMS Principal Entities.

     During the summer of 1993, EAB introduced VMSRIL to Insignia, which was engaged in discussions with EAB concerning the possible acquisition by an Insignia affiliate of VMSRIL's debt to EAB and the assets securing that debt, and the granting by that Insignia affiliate of a covenant not to sue VMSRIL. This transaction has now occurred, effectively resolving VMSRIL's financial difficulties with its single major creditor. See "Purchase of EAB and Creditor Assets and Granting of Covenants Not to Sue."

     Subsequently, Insignia entered into negotiations with VMSRIL that have resulted in the execution of the Insignia Letter of Intent, and thereafter, following consummation of certain transactions contemplated by the Insignia Letter of Intent, an agreement dated July 14, 1994 ("Insignia Agreement"), which terminated the Insignia Letter of Intent, and restructured certain of the then unconsummated transactions that had been contemplated by the Insignia Letter of Intent and provided for certain other agreements of the parties.
See "Insignia Transactions."

     Insignia Transactions

          Management

     Effective November 16, 1993, the Insignia Letter of Intent was executed by VMSRIL and various of its affiliates, SRA, Insignia and a limited partnership ("ISLP").1 The Insignia Letter of Intent contemplated that VMSRIL and affiliates of VMSRIL serving as general partners of Syndicated Partnerships that do not own hotels ("Non-Hotel Syndicated Partnerships") would withdraw as general partners and be replaced by MAERIL, Inc. (MAERIL"), a single purpose affiliate of Metropolitan Asset Enhancement, L.P. ("MAE"). See "Settlement Agreement Proxies." MAE is a limited partnership in which Insignia owns a 19.13% limited partnership interest and the general partner of which is a corporation owned by Andrew L. Farkas, the Chairman and Chief Executive Officer of Insignia.

     Pursuant to the Insignia Agreement, MAERIL will become the substitute general Partner of only the Selected Syndicated Partnerships2, rather than all of the Non-Hotel Syndicated Partnerships as originally contemplated in the Insignia Letter of Intent. MAERIL has already become the substitute general partner of many of the Selected Syndicated Partnerships.

     Pursuant to the terms of the Partnership's secured loan obligations with respect to each of the Partnership's properties, the substitution of MAERIL as general partner of the Partnership also requires lender consent. The Partnership is in the process of obtaining the appropriate consent and expects to receive lender approval.


  1 An affiliate of MAE, as defined below, is the sole general partner in ISLP, and an Insignia affiliate holds the limited partnership interest.

  2 "Selected Syndicated Partnerships" means, collectively, the VMS National Realty Partners I, VMS National Realty Partners II, Boca Glades Associates, Ltd., Boca West Shopping Center Associates, Ltd., Four Quarters Habitat Apartments Associates, Ltd., Hearthwood Associates, Investors First-Staged Equity, L.P., Kendall Townhome Investors, Ltd., Lynnhaven Associates, Merrifields Apartments, Mount Regis Associates II, Pasadena Office Park Associates, Prudential-Bache VMS Realty Associates L.P. I, Scarlett Oaks Apartment Associates, Ltd., VMS Investors First-Staged Equity L.P. II, Woodlawn Associates and Yorktown Towers Associates.

     Furthermore, pursuant to the Insignia Letter of Intent most of the Non-Hotel Syndicated Partnerships retained (to the extent permitted under applicable mortgages and other governing documents) an Insignia affiliate to provide all management and asset management services to such Non-Hotel Syndicated Partnerships for the maximum term permitted under the partnership agreement or other governing documents of such Non-Hotel Syndicated Partnerships. However, pursuant to the Insignia Agreement, Insignia terminated it and its affiliates' rights and obligations to provide management services to the following Syndicated Partnerships: Fort Lauderdale Office Park Associates, Garden City Plaza Associates, Ltd., Jacksonville/Windsong Apartments Associates, Natick Village Apartment Associates, Oak Brook International Office Center Associates, Ramblewood Associates, 1600 Arch Investors Ltd., 1600 Arch Limited Partnership, Valley View Associates, Valley View Associates II, Village Green - Townhome Associates, Woodmere Associates, Ltd. In addition, an Insignia affiliate will not provide management services with respect to the Kendall Mall property, which was formally owned by VMS Investors First-Staged Equity L.P. II. The Insignia Letter of Intent had contemplated that the Insignia affiliate providing management and asset management services to Syndicated Partnerships would retain SRA to assist it in the provision of such management services; however, pursuant to the Insignia Agreement, SRA has been retained to assist in the provision of management services only to VMS National Properties Joint Venture and will not be retained to provide such services with respect to any of the other Syndicated Partnerships. In particular, Insignia, SRA, and the Partnership have reached an agreement under which certain subsidiaries of Insignia are to become the asset manager and property manager of the apartment complexes owned by the Partnership throughout the country, for a total fee to Insignia of 5% of collected revenues on each property.

    Purchase of EAB and Creditor Assets and Granting of Covenants not to Sue

     Pursuant to the Insignia Letter of Intent, ISLP purchased for an aggregate price paid to EAB of $1,500,000 all of the debt of VMSRIL (the "EAB Debt") and of VMSRIL to VMSRIL's single major creditor, EAB. Subsequently, VMSRIL conveyed to ISLP in a transfer in lieu of foreclosure, all of the assets (the "EAB Assets") securing the EAB Debt. The EAB Assets constituted all of the assets owned by VMSRIL other than its rights to act as general partner of the Syndicated Partnerships in which it is a general partner. In connection with this conveyance, ISLP has covenanted (i) not to sue VMSRIL with respect to the EAB Debt, (ii) to look exclusively to the EAB Assets for payment of the EAB Debt and (iii) to repay (but only out of the proceeds realized from the EAB Assets acquired by ISLP) loans made to VMSRIL, of which approximately $845,000 was outstanding as of November 16, 1993 (including principal and unpaid interest). These loans, which were originally made to VMSRIL in 1992 by certain of its principals to provide VMSRIL sufficient funds to permit it to meet its obligations under the VMSRIL Agreement, were repaid in full by ISLP as of December 31, 1993.

     Upon exercise of an option granted SRA pursuant to the Insignia Letter of Intent, SRA acquired from Insignia, without payment of separate consideration, all of the EAB assets relating to the Syndicated Partnerships that own hotels. Furthermore, the Insignia Agreement contemplates, as did the Insignia Letter of Intent, that ISLP may seek to purchase certain assets (the "Creditor Assets") conveyed to creditors of VMSRP pursuant to the Fifth Amendment to the CRA. Following any such purchase, ISLP will (i) covenant not to sue VMSRP with respect to debts associated with the Creditor Assets, and (ii) agree to look exclusively to the beneficial interest of the applicable creditors in the Creditor Assets for payment of such debts.

         Indemnities Granted by Insignia

     Pursuant to the Insignia Letter of Intent, Insignia granted an indemnity to each of the individual partners of each of the VMS Principal Entities and each of their partners (the "Indemnified Partners") with respect to the Non-Hotel Syndicated Partnerships, including the Partnership. Insignia agreed to indemnify the Indemnified Partners for up to $500,000 of claims of creditors in connection with (i) consummation of the transactions contemplated by the Insignia Letter of Intent, (ii) the Indemnified Partners' roles as general partners of, and service providers to, the Non-Hotel Syndicated Partnerships, and (iii) the EAB and Creditor Assets. Payments with respect to this indemnification obligation will be funded solely through a cash reserve (the "Reserve") established by Insignia. The Reserve has been funded with $333,333 and, pursuant to the Insignia Agreement, is to be funded with an additional $166,667 upon the offering by VMSRIL or its affiliates to cause the substitution of MAERIL for VMSRIL or such affiliate with respect to 60% of the Selected Syndicated Partnerships. In the event that the entire Reserve is not applied to the payment of Insignia indemnity obligations, all of the remaining funds in the Reserve will be paid over to SRA.

     Pursuant to the Insignia Agreement, Insignia also will indemnify the Indemnified Partners against all claims in connection with certain prospective actions which may be taken by Insignia, MAE, and/or MAERIL. The Reserve may not be used to pay Insignia's obligations with respect to this indemnity.

         Compensation to VMSRIL Affiliate

     The Insignia Letter of Intent also provided for certain business relationships between Insignia (and its affiliates) and SRA. Pursuant to the Insignia Letter of Intent, SRA was to perform certain services (the "Services") for Insignia and its affiliates including:

       (i) assisting Insignia and its affiliates in minimizing their indemnity obligation under the Letter of Intent;

      (ii) maximizing the return on ISLP's investment in the EAB and Creditor Assets; and

     (iii) assisting (a) Insignia or its affiliates in connection with the management and asset management of properties owned by the Non-Hotel Syndicated Partnerships and (b) MAERIL or its affiliates in fulfillment of their obligations as substitute general partner.

     As discussed below, under the Insignia Agreement, SRA's right to provide the services and receive compensation therefore was bought-out by Insignia, and SRA will not provide the services other than provision of asset management services to VMS National Properties Joint Venture.

     For its provision of the Services, SRA was to receive a variety of forms of compensation, including a right to acquire a 48.5% limited partnership interest in ISLP for nominal consideration. SRA exercised this right on May 24, 1994, but, pursuant to the Insignia Agreement, subsequently revoked such exercise, and relinquished such right. Prior to its exercise of this right, SRA also received 48.5% of all amounts realized from the EAB Assets and the other assets purchased by ISLP pursuant to the Insignia Letter of Intent, net of certain specified deductions; such right to receive such payments was not received, however, following SRA's revocation of the exercise of its acquisition right. The payments to SRA prior to its exercise of its acquisition right totaled $17,135. As further consideration, to the extent Insignia became the property manager or asset manager for Non-Hotel Syndicated Partnerships and retained SRA to assist it, Insignia was to pay SRA the SRA Management Fee consisting of (a) 28% of the management and asset management fees paid to Insignia affiliates by the Non-Hotel Syndicated Partnerships and
(b) 28% of all net income received by MAERIL (including all fees and distributions) as a result of its acting as general partner of the Non-Hotel Syndicated Partnerships. With certain exceptions, the obligations of Insignia pursuant to the Insignia Letter of Intent were to be secured.

     Although Insignia and MAE desired to have MAERIL substituted as the general partner of the Selected Syndicated Partnerships, Insignia, MAE, and ISLP determined that they did not require SRA's management and related services on a long-term basis. Accordingly, the Insignia Agreement effects, among other things, a buyout by Insignia of SRA's rights to provide the Services and to receive the compensation therefore discussed above. Pursuant to the Insignia Agreement, SRA's right to provide the Services was terminated, except that SRA is required to assist Insignia in performing asset management services for VMS National Properties Joint Venture (but none of the other Syndicated Partnerships). Furthermore, Insignia and SRA acknowledged that they no longer contemplate seeking to maintain any future or ongoing mutual business relationships (although such relationships had been contemplated by the Insignia Letter of Intent). Additionally, SRA will be owed no further fees or obligations pursuant to the Insignia Letter of Intent or on account of services it has provided or will provide, but in lieu thereof will receive the following:

         (a)   $500,000 on closing;
         (b) $100,000 on both of the first and second anniversaries of closing;
         (c) $226,250 each calendar quarter for 6 years commencing in the calendar quarter beginning in July of 1994;
         (d) 28% of all fees and other payments received by (i) Insignia or its affiliates for the provision of management services to Boca West Center Associates, ltd. and (ii) MAERIL in its capacity of substitute general partner of such Syndicated Partnership or otherwise related to such Syndicated Partnership;
         (e) the first $1.2 million of all net proceeds ("Net Proceeds") in excess of the Calculation Amount3 derived by Insignia or ISLP from the sale of Creditor Assets and EAB Assets; and

 3 The Calculation Amount is equal to (x) $3.4 million plus (y) the aggregate cost of each of the Creditor Assets acquired by ISLP (including interest at a rate of 4% over Citibank's base rate from the date of acquisition of each of the respective Creditor Assets) plus (z) the sum of any amounts previously received by Insignia in repayment of its loan to ISLP to acquire the EAB Assets and the Creditor Assets, or by ISLP as proceeds of the sale, refinancing or disposition of any EAB Assets or Creditor Assets, which Insignia or ISLP has been required to disgorge by reason of a valid claim thereto asserted by an unaffiliated party.

         (f) 50% of Net Proceeds in excess of the sum of (i) the Calculation Amount plus (ii) $1.2 million.

     The payments pursuant to Clauses (a), (b), (e) and (f) of this paragraph are referred to herein as the "Aggregate Payments." All of the obligations specified in clauses (a) through (f) will be secured by a security interest in Insignia's 48.5% limited partnership interest in ISLP and Insignia's economic rights (but not obligations) pursuant to each of the property and asset management agreements between Insignia or its affiliates and the Non-Hotel Syndicated Partnerships. In order to further secure payment of such obligations Insignia and MAERIL agreed that at such time and from time to time as MAERIL becomes substitute general partners of a Selected Syndicated Partnership, at the election of SRA either (i) Insignia and/or its affiliates owning 100% of the stock of MAERIL shall pledge such stock to SRA or (ii) MAERIL shall pledge to SRA 100% of its economic rights and entitlements of every kind and nature (but not obligations) as general partner of each of the Selected Syndicated Partnerships, including, but not limited to, rights to general partner distributions and fees.

     In addition, pursuant to the Insignia Agreement, Insignia and its affiliates granted SRA a right of first refusal with respect to any proposed future sale by Insignia of EAB Assets and Creditor Assets to which Insignia or ISLP takes title by foreclosure, deed-in-lieu of foreclosure or otherwise.

     Due to the imminent liquidation of the Partnership, the substitution of MAERIL as the general partner as contemplated in the Insignia Agreement will not occur. The Partnership expects to liquidate its investment in properties and terminate in early to mid-1996.

     Settlement Agreement Proxies

     Under the terms of the Settlement Agreement (defined below), the holders of 99% of the limited partnership interests in the Partnership have given proxies to consent to an amendment of the partnership agreement of the Partnership permitting withdrawal of a general partner of the partnership and substitution of a replacement general partner if the withdrawing general partner reasonably determines that (x) the proposed withdrawal will not result in the reclassification of such Partnership as an association taxable as a corporation for Federal income tax purposes; and (y) any proposed substitute general partner has experience in real estate management and is reasonably capitalized to carry out its duties and obligations as general partner. Similar proxies have been used to facilitate the substitution of MAERIL as general partner of each of the Selected Syndicated Partnerships of which MAERIL has become the substitute general partner.

     Prudential-Bache Properties, Inc., the minority general partner of VMS National Hotel Portfolio I, is contemplated to withdraw as such pursuant to the terms of that certain Stipulation of Settlement of New Action and Partial Settlement of Consolidated Actions in the matters consolidated under the caption In Re VMS Limited Partnership Securities Litigation, in the United States District Court for the Northern District of Illinois (the "Settlement Agreement"). See also "Insignia Transactions - Management."

     Disposition of Properties

     Certain of the Syndicated Partnerships have entered into a contract to sell certain real estate assets. In addition, there are preliminary discussions and negotiations with third parties regarding the sale of assets owned by certain Syndicated Partnerships. There can be no assurance as to whether any such negotiations, letters of intent or contracts will result in the contemplated sales transactions. In addition, there can be no assurance as to the amount of net proceeds which may result from any one or all of such contemplated transactions. Since the CRA was entered into, Syndicated Partnerships have consummated a number of property dispositions involving sales, foreclosures, or deeds in lieu of foreclosure.

     In the case of those Syndicated Partnerships, including the Partnership, covered by the Settlement Agreement, the disposition of properties owned by said partnerships is subject to the review of the Oversight Committee (as such term is defined in the Settlement Agreement). To date, of approximately 13 proposed property dispositions submitted to the Oversight Committee for approval, only two have been challenged by a member of the Oversight Committee. A proposed sale of the property owned by Lynnhaven Associates was challenged by Equity Resources Group, a former member of the Oversight Committee as to only those Settling Limited Partnerships in which it is a limited partner, including Lynnhaven Associates. Judge Zagel of the United States District Court for the Northern District of Illinois approved the sale of the Lynnhaven property over the objection of Equity Resources Group, in accordance with the terms of the Settlement Agreement. Equity Resources Group then appealed Judge Zagel's decision, which was subsequently affirmed by the United States Court of Appeals for the Seventh Circuit. The Oversight Committee also objected to a proposed transaction in which the mortgage loan on two office buildings owned by Eaton Canyon Partners was to be restructured. As a result of the objection, the restructuring was abandoned and the properties were foreclosed.

RECENT DEVELOPMENTS - PRUDENTIAL-BACHE PROPERTIES, INC. AND AFFILIATES

     By an order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket No. 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, Prudential Securities Incorporated, certain of its affiliates as well as several present and former employees and Prudential-Bache Properties Incorporated. The Prudential-Bache/VMS Realty Associates, L.P. I is not named a defendant in the consolidated complaint, but its name is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of recision of the purchase of securities, and recovery of all consideration and expenses for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts, costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper. Prudential-Bache Properties Incorporated and Prudential Securities Incorporated, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

Inspector General Audit

     The Office of the Inspector General (OIG) for the Department of Housing and Urban Development (HUD) has completed an audit of the books and records of VMS Realty Management, Inc. relative to seven HUD projects which VMS Realty Management, Inc. managed from 1987 to 1991, the years which were the subject of the OIG audit. The OIG concluded that VMS Realty Management, Inc. did not comply with the terms and conditions for the HUD Regulatory Agreements and applicable HUD regulations and instructions relating to the financial and general management practices for six of the seven HUD projects reviewed. Specifically, the OIG audit concluded that VMS Realty Management, Inc. inappropriately disbursed $6,366,180 from the projects' funds for partnership expenses from 1987 to 1991 when the projects were in a non-surplus cash position or lacked adequate surplus cash for the payments as the term "surplus cash" is defined pursuant to the HUD Regulatory Agreements. $3,776,178 of the $6,366,180 which the OIG has concluded to have been inappropriately disbursed in payment of partnership obligations relates to two projects in which the Partnership is not a partner. These inappropriate disbursements included payments for second mortgages, asset management fees, notes payable and other partnership expenses.

     The OIG's Audit Report to HUD recommends that (1) the projects' owners reimburse $6,366,180 to the projects' accounts for the excess distributions and if the owners fail to comply, then HUD should initiate action for double damages remedy, (2) take action to debar VMS Realty Management, Inc. and the individuals which comprise it, and (3) require the appropriate HUD Regional/Field Offices to conduct reviews of the 13 remaining HUD projects which VMS Realty Management, Inc. previously managed which were not the subject of the OIG audit.

     Two of the six HUD projects which were the subject of the OIG audit have been settled with HUD. These two projects account for $1,854,657 of the entire $6,366,180 inappropriate disbursements. Three of the remaining four HUD projects which were the subject of the OIG audit have surplus cash at December 31, 1995 in excess of the amounts which the OIG has concluded were inappropriately disbursed between 1987 and 1991, and HUD has tentatively agreed to accept a current financial statement verifying the surplus cash amounts in full settlement for these four projects. These three projects with sufficient current surplus cash represent $4,378,779 of the entire $6,366,180 inappropriate disbursements. At the present time, no settlement has been reached between HUD and the projects' owners for the one other HUD project which the OIG has found to have made inappropriate disbursements. The maximum amount of this inappropriate disbursements totals $132,744, none of which relate to the Partnership's projects.

Insignia and MAE

     Insignia is a publicly held fully integrated real estate service organization performing property management, asset management, investor services, partnership administration, mortgage banking, and real estate investment banking services for various ownership entities, including approximately 1,000 limited partnerships having approximately 400,000 limited partners. Based upon published industry surveys, Insignia is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. Insignia commenced operations in December 1990 and since then has grown to provide property and/or asset management services for over 2,400 properties, which include approximately 300,000 residential units and approximately 64,000,000 square feet of commercial space, located in over 500 cities in 48 states.

     Insignia was incorporated in Delaware in July 1990. Insignia's principal executive offices are located at One Insignia Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602, telephone number (864) 239-1000.

     Originally, MAE was formed to be the principal vehicle for acquiring interests in real property that would be managed or serviced by Insignia.
MAE, directly or through subsidiaries, holds general partnership interests in approximately 400 partnerships, all of which have retained Insignia as manager for all or certain aspects of their operations. MAE has no other material assets and has no material cash flow. MAE has various liabilities associated with prior acquisitions, certain of which have been guaranteed or are joint obligations with Insignia or one or more of its subsidiaries. MAE and Insignia have entered into an agreement governing the structuring of future acquisitions.


     MAERIL is a Delaware corporation, formed in March 1994 for the purpose of serving as general partner of the Partnership and certain other Syndicated Partnerships. MAE GP Corporation is the sole stockholder of MAERIL and MAE is the sole stockholder of MAE GP Corporation.

     Due to the imminent liquidation of the Partnership, the substitution of MAERIL as the general partner as contemplated in the Insignia Agreement will not occur. The Partnership expects to liquidate its investment in properties and terminate in early to mid-1996.


Item 2.  Description of Properties

     The following table sets forth the Registrant's investments in properties:

                               Date of
 Property                      Purchase     Type of Ownership            Use

 Meadows at Kendale Lakes
   Kendale Lakes, Florida       06/83     Fee ownership subject       Apartment
                                          to first mortgage           168 units
 Woodlawn House
   Charlotte, North Carolina    06/83     Fee ownership subject       Apartment
                                          to first mortgage           104 units

Schedule of Properties:


                                           Gross
                                         Carrying                Federal
 Property                                  Value                Tax Basis

 Meadows at Kendale Lakes               $5,510,000             $1,741,402

 Woodlawn House                          3,150,000                967,952
                                        $8,660,000             $2,709,354

     As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their estimated net realizable value and will not be depreciated further.


Schedule of Mortgages:

                             Principal                                     Principal
                             Balance At                                     Balance
                            December 31,  Interest    Period    Maturity    Due At
 Property                       1995        Rate     Amortized    Date     Maturity
 Meadows at Kendale Lakes
    1st mortgage             $4,131,874     9.84%     30 yrs    10/15/01  $3,931,110

 Woodlawn House
    1st mortgage              2,458,267     9.84%     30 yrs    10/15/01   2,338,821

         Total               $6,590,141                                   $6,269,931

Schedule of Rental Rates and Occupancy:


                                        Average Annual                 Average
                                         Rental Rates                 Occupancy
 Property                           1995              1994          1995      1994
 Meadows at Kendale Lakes       $7,554/unit        $7,175/unit      95%       94%

 Woodlawn House                 $7,159/unit         7,290/unit      95%       94%



As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other apartment buildings in the area. The Managing General Partner believes that all of the properties are adequately insured.

Real estate taxes and rates in 1995 for each property were:

                                      1995          1995
                                     Taxes          Rate

  Meadows at Kendale Lakes          $138,519        2.41
  Woodlawn House                      50,524        2.55

Item 3. Legal Proceedings

     As disclosed in the prior reports on Form 10-QSB or Form 10-KSB ("Prior Public Filings"), VMS Realty Partners, L.P., and certain other affiliates of the Partnership are parties to certain pending legal proceedings (other than litigation matters covered by insurance policies). There are no legal proceedings pending against the Partnership or its Managing General Partner.

     Summarized below is the development in the legal proceeding filed against VMS Realty Partners, now known as VMS Realty Partners, L.P. and its affiliates which was disclosed in the Prior Public Filings.

     Sheraton Holding, Inc. v. Park Centre Associates, f/k/a VMS Seventh Avenue Hotel Associates, Ingersoll-Rand Financial Corp., VMS Hotel Investment Trust, Omni Hotel Credit Corp., f/k/a/ Dunfey Credit Corp., VMS Realty Partners, Marine Midland Bank, N.A., Bid Fire Systems, Inc., Mass Electric Construction Co., Mass Electric of New York, New York Plumbing & Heating Corp., Center 56 Associates, Basic Leasing Corp., EECO Inc., EECO Computer, Inc., RCA Corp., Ameritech Credit Corp., COMTEL Communications Corp., The City of New York, The People of the State of New York, and "John Doe" #1 through
500. This action has been dismissed.

(ii) Prudential-Bache Properties, Inc.

     Prudential-Bache Properties, Inc., the minority general partner of VMS National Residential Portfolio I, is named as a defendant, together with other parties, in pending legal proceedings involving other limited partnerships in which it is a general partner. Prudential-Bache Properties, Inc. intends to defend itself vigorously against these actions. Although a number of cases have been settled, others are still being litigated.

     On October 21, 1993, an affiliate of Prudential-Bache Properties, Inc., Prudential Securities Incorporated ("PSI"), settled, without admitting or denying the allegations contained therein, civil and administrative proceedings with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state regulators. These proceedings concerned, among other things, the sale by PSI of limited partnership interests, including interests of the Registrant, during the period 1980 through 1990. The settlement has no impact on the Registrant itself.

     On October 27, 1994, PSI entered into cooperation and deferred prosecution agreements (the "Agreements") with the Office of the United States Attorney for the Southern District of New York (the "U.S. Attorney"). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnerships (the "Income Funds"). In connection with the Agreements, the U.S. Attorney filed a complaint charging PSI with a criminal violation of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of the Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquiries; and that PSI comply with various compliance-related provisions.
If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.


Item 4. Submission of Matters to a Vote of Security Holders

     The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the fourth quarter of 1995.


                                    PART II


Item 5. Market for Partnership Equity and Related Partner Matters


     As of December 31, 1995, there were 2,315 Limited Partners in the Partnership. There is not a public market, nor is it anticipated that there will be a public market, for the Limited Partnership Units. There are no material legal restrictions contained within the Agreement of Limited Partnership on the Partnership's ability to make cash distributions, however the Managing General Partner does not anticipate any cash will remain for distribution to the partners upon the pending liquidation of the Partnership.


Item 6. Management's Discussion and Analysis or Plan of Operation

     As of December 31, 1995, the Partnership adopted the liquidation basis of accounting. Woodlawn House was sold February 1, 1996, and the Partnership has entered into a contract to sell Meadows at Kendale Lakes at the end of the first quarter of 1996. Accordingly, the Partnership will be terminated after disposal of its investment properties and settlement of the remaining liabilities.

     The imminent disposition of the Partnership's properties has resulted in the change of the basis of accounting for its financial statements at December 31, 1995, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of certain assets and liabilities necessarily requires estimates and assumptions. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates as of the date of the most current financial statements.

     The statement of net assets in liquidation as of December 31, 1995, includes approximately $332,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by March 31, 1996. These costs include primarily administrative expenses and closing costs related to the properties' sales. Because the ultimate realization of assets and settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period.

     At December 31, 1995, the Partnership held unrestricted cash of $148,341 compared to unrestricted cash of $259,352 at December 31, 1994. Net cash used in operating activities decreased due to reduced interest payments during 1995. Net cash used in investing activities decreased due to fewer deposits to restricted escrows and net proceeds from the sale of land at Woodlawn House partially offset by increased property improvements and replacements. Net cash used in financing activities increased due to the nonrecurring refinancing activity in 1994.

Results of Operations

     The Partnership realized net income of $11,409,785 for the year ending December 31, 1995, compared to a net loss of $1,422,789 for the year ending December 31, 1994. The 1995 net income included a gain on the adjustment to the liquidation basis of accounting of $13,023,113.

     Total revenues were comparable for the years ended December 31, 1995 and 1994. Other income increased as a result of increases in lease cancellation fees, deposit forfeitures and laundry income at Meadows at Kendale Lakes.

     Total expenses increased due to increases in property management fees, maintenance and interest expenses mitigated by a decrease in general and administrative expense for the year ended December 31, 1995. Property management fees, based on a percentage of revenues, increased for the year ended December 31, 1995, primarily due to increased revenues. Maintenance expense increased as a result of extensive landscaping at the pool and entrance and painting at Meadows at Kendale Lakes. Interest expense increased due to higher interest rates and amortization of new loan costs as a result of the refinancings in 1994. General and administrative expenses decreased due to reduced legal fees.

     At December 31, 1995, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to include estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting decreased net liabilities by $13,023,113. Significant adjustments to the carrying value of the net assets and liabilities are summarized as follows:


                                                    (Increase) Decrease
                                                     in Net Liabilities

 Adjustment of book value of
       investment properties to estimated
       net realizable value                                $ 4,063,031

 Adjustments to record estimated costs
       associated with the liquidation                        (331,901)

 Adjustment of advances due affiliates of the
       Managing General Partner to estimated
       settlement amount                                     9,491,613

 Adjustment of other assets and liabilities                   (199,630)

 Net increase in net assets                                $13,023,113


Item 7. Financial Statements


PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I


LIST OF FINANCIAL STATEMENTS

       Report of Independent Auditors

       Statement of Net Assets in Liquidation - December 31, 1995

       Statements of Operations - Years ended December 31, 1995 and 1994

       Statements of Changes in Partners' Deficit/Net Assets in Liquidation - Years ended December 31, 1995 and 1994

       Statements of Cash Flows - Years ended December 31, 1995 and 1994

       Notes to Financial Statements



Report of Ernst & Young LLP, Independent Auditors


The Partners
Prudential-Bache/VMS Realty Associates L.P. I


We have audited the statement of net assets in liquidation of Prudential-Bache/VMS Realty Associates L.P. I as of December 31, 1995 and the related statements of operations, changes in partners deficit/net assets in liquidation and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, due to the imminent disposal of its investment properties, the Managing General Partner of the Partnership decided, effective December 31, 1995, to liquidate the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31, 1995 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Prudential-Bache/VMS Realty Associates L.P. I as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                    /s/   ERNST & YOUNG LLP


Greenville, South Carolina
March 14, 1996


                 PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                    Statement of Net Assets in Liquidation

                               December 31, 1995


 Assets
   Cash:
      Unrestricted                                                  $    148,341
      Restricted-tenant security deposits                                 87,206
   Accounts receivable                                                     6,240
   Tax escrow                                                             95,089
   Restricted escrows                                                    168,305
   Investment properties (Notes A, B and E)                            8,660,000
                                                                       9,165,181

 Liabilities
   Accounts payable                                                       24,573
   Tenant security deposits                                               84,413
   Accrued taxes                                                         138,519
   Other liabilities                                                     215,759
   Advances due to affiliates of the
      Managing General Partner (Note A)                                1,779,875
   Mortgage notes payable (Note B)                                     6,590,141
   Estimated costs during the period
      of liquidation (Note A)                                            331,901
   Net Assets in Liquidation (Note A)                               $          0

                See Accompanying Notes to Financial Statements


                 PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                            STATEMENTS OF OPERATIONS


                                                     Years Ended December 31,
                                                       1995            1994
 Revenues:
    Rental income                                  $ 1,869,671     $ 1,794,498
    Other income                                       107,794          63,350
          Total revenues                             1,977,465       1,857,848

 Expenses:
    Operating                                          581,350         579,105
    General and administrative                         237,569         269,795
    Property management fees                            98,507          85,310
    Maintenance                                        313,368         255,946
    Depreciation                                       500,894         478,623
    Interest                                         1,727,101       1,482,872
    Property taxes                                     198,144         193,511
          Total expenses                             3,656,933       3,345,162

 Adjustment to liquidation basis (Note A)           13,023,113              --
 Gain on sale of land                                   66,140              --
 Casualty gain                                              --          64,525

    Net income (loss)                              $11,409,785     $(1,422,789)

 Net income (loss) allocated to general
    partners                                       $   648,128     $   (28,456)
 Net income (loss) allocated to limited
    partners                                        10,761,657      (1,394,333)

                                                   $11,409,785     $(1,422,789)

 Net income (loss) per limited partnership unit    $    430.47     $    (55.77)

                See Accompanying Notes to Financial Statements

                 PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT/

                           NET ASSETS IN LIQUIDATION



                                    Limited
                                  Partnership    General       Limited
                                      Units     Partners      Partners          Total
 Original capital contributions      25,000    $   1,000    $ 25,000,000    $ 25,001,000

 Partners' deficit at
   December 31, 1993                 25,000    $(619,672)   $ (9,367,324)   $ (9,986,996)
   (going concern basis)

 Net loss for the year ended
   December 31, 1994                     --      (28,456)     (1,394,333)     (1,422,789)

 Partners' deficit at
   December 31, 1994                 25,000     (648,128)    (10,761,657)    (11,409,785)
   (going concern basis)

 Net income for the year ended
   December 31, 1995                     --      648,128      10,761,657      11,409,785

 Net assets in liquidation at
   December 31, 1995                 25,000    $       0    $          0    $          0

                See Accompanying Notes to Financial Statements


                 PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                            STATEMENTS OF CASH FLOWS



                                                         Years Ended December 31,
                                                            1995           1994
 Cash flows from operating activities:
    Net income (loss)                                  $11,409,785     $(1,422,789)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
       Depreciation                                        500,894         478,623
       Amortization of loan costs                           45,547          10,962
       Casualty gain                                            --         (64,525)
       Gain on sale of land                                (66,140)             --
       Adjustment to liquidation basis                 (13,023,113)             --
       Change in accounts:
         Restricted cash                                    16,796         (15,190)
         Accounts receivable                                  (915)           (146)
         Tax escrow                                        (94,909)         83,189
         Other assets                                        4,711          44,589
         Accounts payable and accrued expenses           1,063,997         266,307
         Tenant security deposit liabilities                (7,706)          5,730

            Net cash used in operating activities         (151,053)       (613,250)

 Cash flows from investing activities:
    Property improvements and replacements                (217,796)       (135,446)
    Deposits to restricted escrows                         (13,458)       (304,027)
    Receipts from restricted escrows                       160,035         290,500
    Proceeds from sale of land                             150,021              --

            Net cash provided by (used in)
                investing activities                        78,802        (148,973)

 Cash flows from financing activities:
    Payments on mortgage notes payable                     (38,760)       (182,134)
    Loan costs                                                  --        (273,704)
    Repayment of mortgage notes payable                         --      (5,341,486)
    Proceeds from refinancing                                   --       6,635,000

            Net cash (used in) provided by
                financing activities                       (38,760)        837,676

 Net (decrease) increase in cash                          (111,011)         75,453

 Cash at beginning of year                                 259,352         183,899

 Cash at end of year                                   $   148,341     $   259,352

 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $   650,567     $ 1,302,362

                See Accompanying Notes to Financial Statements

                 PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                         Notes to Financial Statements

                               December 31, 1995

Note A - Organization and Significant Accounting Policies

Basis of Presentation

Of the Partnership's two remaining properties at December 31, 1995, Woodlawn House was sold February 1, 1996, and Meadows at Kendale Lakes is expected to sell at the end of the first quarter of 1996. Due to the imminent sale of the Partnership's investment properties, effective December 31, 1995, the Partnership has decided to liquidate the Partnership upon disposal of the investment properties and settlement of remaining liabilities.

The decision to liquidate the Partnership has resulted in the change of the basis of accounting for its financial statements at December 31, 1995, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of certain assets and liabilities necessarily requires estimates and assumptions. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the most current financial statements.

The statement of net assets in liquidation as of December 31, 1995, includes approximately $332,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by March 31, 1996. These costs principally include administrative expenses and closing costs related to the property sales. Because the ultimate realization of assets and the settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period.

Organization

The Partnership was organized on May 31, 1983.

The Agreement of Limited Partnership provides for Prudential-Bache Properties, Inc. and VMS Realty Associates to be the General Partners and for the admission of Limited Partners through the sale of up to 25,000 Limited Partnership Units at $1,000 per unit. The 25,000 units were sold on or prior to June 7, 1983, the termination date of the offering.

Pursuant to the terms of the Agreement of Limited Partnership, net operating profits or losses are generally allocated 98% to the Limited Partners and 2% to the General Partners. Profits or losses from the sale of the Partnership's properties are allocated in accordance with the terms of the Agreement of Limited Partnership.

All distributions upon liquidation of the Partnership, including distributions in kind, shall be deemed to be distributions arising from a sale or refinancing and shall be made as distributions of sale or refinancing proceeds in accordance with the following.

   First, to the Limited Partners in an amount equal to (a) the sum of the amounts by which, for all fiscal years commencing with the first fiscal quarter following the date on which such Limited Partner's capital contributions were made, the amount of the aggregate cash flow distributions distributed to the Limited Partners pursuant to Section 4.1 of the Agreement of Limited Partnership for such years was less than the aggregate Preferred Cumulative Return for such years less (b) the sum of all previous distributions made to the Limited Partners out of sale or refinancing proceeds;

Note A - Organizations and Significant Accounting Policies (continued)

   Second, to the Limited Partners in an amount equal to their capital contributions less all prior distributions of sale or refinancing proceeds;

   Third, to the General Partners in an amount equal to their capital contribution less all prior distributions of sale or refinancing proceeds; and

   Fourth, the balance 85% to the Limited Partners and 15% to the General Partners.

Real estate brokerage commissions will be paid to the General Partners after the Limited Partners have received a return of their Adjusted Capital Contributions and a Preferred Cumulative Return.

Depreciation

Depreciation was provided by accelerated and straight-line methods over the estimated lives of the rental properties and related personal property through December 31, 1995. No depreciation will be recorded under the liquidation basis of accounting. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after June 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, alternative depreciation system is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

Cash

The Partnership considers only unrestricted cash to be cash. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows

   1)  Capital Improvement Reserves

At the time of the refinancing of Woodlawn House and Meadows at Kendale Lakes mortgage notes payable (see "Note F"), $105,000 and $144,000 of the proceeds were designated for a "Capital Improvement Reserve" for certain capital improvements for Woodlawn House and Meadows at Kendale Lakes, respectively. At December 31, 1995, the reserve balances were $16,586 and $90,938 for Woodlawn House and Meadows at Kendale Lakes, respectively.

   2)  Reserve Account

In addition to the Capital Improvement Reserves, general operating reserve accounts of $20,800 and $33,600 were established with the refinancing proceeds for Woodlawn House and Meadows at Kendale Lakes, respectively. These funds were established to cover necessary repairs and replacements of existing real property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and isurance premiums. At December 31, 1995, none of the reserves had been expended. The Partnership is required to deposit net operating income (as defined in the mortgage notes) from the refinanced properties to the reserve accounts until the reserve accounts equal $400 per apartment unit or $41,600 and $67,200 in total for Woodlawn House and Meadows at Kendale Lakes, respectively. At December 31, 1995, the reserve balances were $26,061 and $34,720 for Woodlawn House and Meadows at Kendale Lakes, respectively.


Note A - Organization and Significant Accounting Policies (continued)

Loan Costs

Prior to adopting the liquidation basis of accounting, loan costs were amortized as interest expense over the life of the loans and were included in other assets. At December 31, 1995, $273,704 of unamortized loan costs were written-off in the adjustment to liquidation basis.

Leases

The Partnership generally leases apartment units for twelve-month terms or less.

Restricted Cash - Tenant Security Deposits

The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties

At December 31, 1995, the investment properties were adjusted to their estimated net realizable value determined from sales prices received in the Woodlawn sale and offered in the Meadows at Kendale Lakes sales contract in 1996. Prior to the change from the going concern basis to the liquidation basis of accounting, investment property was stated at the lower of cost or estimated fair value. The Partnership performed a valuation analysis of its property periodically. This analysis was performed to determine the estimated fair value of the property with estimated fair value being determined using the higher of non-recourse debt amount, when applicable, or net operating income of the property capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property, and other factors when a permanent impairment in value occurred.


Reclassifications

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note A - Organization and Significant Accounting Policies (continued)

Adjustment to Liquidation Basis of Accounting

At December 31, 1995, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount including estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting decreased net liabilities by $13,023,113. Significant adjustments are summarized as follows:


                                                   (Increase) Decrease
                                                    in Net Liabilities

 Adjustment of book value of investment
    properties to estimated net realizable              $  4,063,031

 Adjustments to record estimated costs
     associated with the liquidation                        (331,901)

 Adjustment of advances due affiliates of
     the Managing General Partner to estimated
       settlement amount                                   9,491,613

 Adjustment of other assets and liabilities                 (199,630)

 Net increase in net assets                             $ 13,023,113


Note B - Mortgage Notes Payable



                              Principal    Monthly                         Principal
                             Balance At    Payment    Stated                Balance
                            December 31,  Including  Interest   Maturity    Due At
 Property                       1995       Interest    Rate       Date     Maturity
 Meadows at Kendale Lakes
   1st mortgage              $4,131,874    $36,016     9.84%    10/15/01  $3,931,110

 Woodlawn House
   1st mortgage               2,458,267     21,428     9.84%    10/15/01   2,338,821

      Totals                 $6,590,141                                   $6,269,931

The mortgage notes payable are secured by the related Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity. The Woodlawn House mortgage was assumed by the buyer upon the sale of the property in February 1996.

Note B - Mortgage Notes Payable (continued)

The Meadows at Kendale Lakes mortgage is expected to be assumed by the buyer upon the sale of the property in 1996. Scheduled payments if the sale does not occur are as follows:

               1996                            $   26,804
               1997                                29,563
               1998                                32,607
               1999                                35,964
               2000                                39,667
               Thereafter                       3,967,269
                                               $4,131,874

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income (loss) as reported and Federal taxable
(loss) result primarily from (1) interest and amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of apartment properties, (3) change in rental income received in advance, and (4) adjustment to liquidation basis.

The following is a reconciliation of reported net income (loss) and Federal taxable (loss):


                                           1995               1994

 Net income (loss) as reported       $ 11,409,785        $(1,422,789)
 Add (deduct)
    Interest on advances from
      affiliates                        1,030,987            883,749
    Depreciation differences               37,402             (7,999)
    Unearned income                        36,045             13,270
    Discounts on mortgage notes
      payable                              36,448             (2,275)
    Accrued expenses                      (24,000)            24,000
    Adjustment to liquidation basis   (13,023,113)                --
    Other                                   1,412             (2,164)

 Federal taxable (loss)              $   (495,034)       $  (514,208)

 Federal taxable loss per
    limited partnership unit         $     (22.21)       $    (20.16)


Note C - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

       Net assets as reported                             $         --
         Deferred interest                                   4,554,846
         Accumulated depreciation                           (1,887,614)
         Syndication                                         3,740,330
         Other                                                  84,901
         Adjustment to liquidation basis                   (13,023,113)
         Net deficit - Federal tax basis                  $ (6,530,650)


Note D - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the Managing General Partner or its affiliates for the management and administration of all partnership activities. The Managing General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The Managing General Partner or its affiliates received $7,376 and $56,855 in 1995 and 1994, respectively, as reimbursement, at cost, for such advances and out-of-pocket expenses.

The Partnership had advances of $11,271,488 payable to affiliates of the Managing General Partner at December 31, 1995, prior to converting to the liquidation basis of accounting. The adjustment to the estimated settlement amount of $1,779,875 is included in the $13,023,113 adjustment to liquidation basis discussed in Note A. These advances bear interest at prime plus 1%.
For 1995 and 1994, the Partnership incurred interest of $1,030,987 and $883,749, respectively, on the advances. In 1995 and 1994, interest on advances was reclassified to advances semi-annually. During 1994, the Managing General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia").

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 5% of revenues on each property. An affiliate of Insignia also provided partnership administration and management services for the Partnership in 1995. Reimbursements for direct expenses relating to these services totaled approximately $166,140 and $157,564 for 1995 and 1994, respectively. For the period from January through July 14, 1994, Insignia assigned a portion of its fees to an affiliate of the Managing General Partner. Payments to this affiliate under this assignment were approximately $7,700 in 1994.

Additionally, in connection with the refinancing of Woodlawn House and Meadows at Kendale Lakes, Lehman Brothers Holding Inc. ("Lehman") was paid an origination fee of 1.25% of the loan amounts due to the fact that Insignia Mortgage and Investment Company ("IMIC") waived the market rate advisory fee due to certain prohibited acts pursuant to ISLP's partnership agreement. ISLP has agreed to assign to IMIC an amount equal to the market rate advisory fee from the first collection of advances under the loans.


Note E - Investment Properties and Accumulated Depreciation

                                    Gross Amount At Which Carried
                                          At December 31, 1995

                                               Buildings
                                                  And
                                               Personal                       Date of         Date
      Description                  Land        Property         Total       Construction     Acquired
      Meadows at Kendale        $  971,858    $4,538,142      $5,510,000        1972          06/83
      Woodlawn House               270,633     2,879,367       3,150,000        1972          06/83

         Totals                 $1,242,491    $7,417,509      $8,660,000

   As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated further.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Year Ended      Year Ended
                                             December 31,    December 31,
                                                 1995            1994
 Investment Properties
 Balance at beginning of year                $11,157,949     $11,022,503
   Property improvements                         217,796         135,446
   Removals due to sale of property             (103,151)             --
   Adjustments to liquidation basis           (2,612,594)             --
 Balance at End of Year                      $ 8,660,000     $11,157,949

 Accumulated Depreciation
 Balance at beginning of year                $ 6,194,001     $ 5,715,378
   Depreciation expense                          500,894         478,623
   Removals due to sale of property              (19,270)             --
   Adjustments to liquidation basis           (6,675,625)             --
 Balance at end of year                      $        --     $ 6,194,001


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995, is $11,272,593. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995, is $8,563,239.


Note F - Refinancing of Woodlawn House and Meadows at Kendale Lakes

The Partnership refinanced the mortgages of both of the remaining properties on September 30, 1994. For Woodlawn House the refinancing replaced indebtedness in the amount of $1,944,092 which carried a stated interest rate of 9% and was due on demand. The new mortgage indebtedness on Woodlawn House of $2,475,000 carries a stated interest rate of 9.84% and is amortized over thirty years with a balloon payment due on October 15, 2001. For the Meadows at Kendale Lakes, the refinancing replaced indebtedness in the amount of $3,397,394 which carried a stated interest rate of 9% and was due on demand. The new mortgage indebtedness on the Meadows at Kendale Lakes of $4,160,000 carries a stated rate of 9.84% and is amortized over thirty years with a balloon payment due on October 15, 2001. The refinancing was consummated under the terms of a multiple-asset real estate mortgage investment conduit ("REMIC"). The refinancing resulted in net cash proceeds of $61,373.

At the time of refinancing, $700,000 of accrued interest on advances owed by the Partnership to affiliates of the Managing General Partner were repaid.

Note G - Casualty Gain

The Partnership recognized a casualty gain of $64,525 during 1994 related to property damage at Meadows at Kendale Lakes. The gain resulted from the receipt of insurance proceeds in excess of the actual damages. Total insurance proceeds of $468,668 were received during 1993 (and escrowed by the mortgage holder) due to storm damage from Hurricane Andrew. Related expenses of $404,143 (of which approximately $37,546 was paid during 1994) were incurred due to the hurricane.

Note H - Legal Proceedings

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

Note I - Subsequent Events

On February 1, 1996, the Partnership sold Woodlawn House to an unaffiliated party. Total consideration was $3,150,000 with the Partnership receiving net proceeds of $657,753 after payment of closing costs. The mortgage debt encumbering the property was assumed by the buyer. The gain on the sale is reflected in the adjustment to investment properties as a result of adopting the liquidation basis of accounting.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The Managing General Partner of the Partnership at December 31, 1995, was VMS Realty Associates, an Illinois General Partnership. Prudential-Bache Properties, Inc. is the Associate General Partner of the Partnership.

     VMS Realty Partners ("VMS"), an affiliate of the Managing General Partner, assisted the Managing General Partner in the management and control of the Registrant's affairs through November 17, 1993, and Strategic Realty Advisors, Inc. ("SRA"), also an affiliate of the Managing General Partner, replaced VMS in assisting the Managing General Partner effective November 18, 1993. VMS Realty Partners is an Illinois general partnership whose partners are Van Kampen/Morris/Stone, Inc. (100% owned by Robert D. Van Kampen, Peter
R. Morris and Joel A. Stone), Residential Equities, Ltd. (100% owned by Mr. Morris), XCC Investment Corporation (a subsidiary of Xerox Credit Corporation) and Brewster Realty, Inc. (100% owned by Messrs. Van Kampen and Stone). A substantial number of the officers of VMS are also officers of entities affiliated with VMS. The principal executive officers of VMS are the following:


     Joel A. Stone  .............   President and Chief Executive Officer and
                                    Member of the Executive Committee

     Peter R. Morris  ...........   Member of the Executive Committee

     Robert D. Van Kampen  ......   Member of the Executive Committee

     Stuart Ross  ...............   Member of the Executive Committee
                                    and Chief Financial Officer

     The principal executive officers of SRA are the following:

     Joel A. Stone  .............   President and Chief Executive Officer

     Richard A. Berman ...........  Senior Vice President/Secretary

     Thomas A. Gatti .............  Senior Vice President


      JOEL A. STONE, age 51, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.


      PETER R. MORRIS, age 46, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

      ROBERT D. VAN KAMPEN, age 57, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

      STUART ROSS, age 59, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions. he assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

      RICHARD A. BERMAN, age 44, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel. Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

      THOMAS A. GATTI, age 39, is a Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

Prudential-Bache Properties, Inc.

      Prudential Bache Properties, Inc. ("PBP"), pursuant to the Partnership Agreement, does not participate in or exercise control over the affairs of the Partnership.



      The directors and officers of PBP are as follows:

      James M. Kelso                President, Chief Executive Officer, Chairman
                                    of the Board of Directors, and Director

      Barbara J. Brooks             Vice President - Finance and Chief Financial

                                    Officer

      JAMES M. KELSO, age 42, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities, Inc. ("PSI"). Mr. Kelso also serves in various capacities for other affiliated companies. Mr. Kelso joined PSI in July 1981.

      BARBARA J. BROOKS, age 48, is the Vice President - Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

      There are no family relationships among any of the foregoing directors or officers. All of the foregoing directors and/or officers have indefinite terms.

Legal Proceedings

See "Item 3, Legal Proceedings," for a discussion of legal proceedings during the past five years which may be material to an evaluation of the ability or integrity of any of the aforementioned directors or officers and VMS Realty Partners and its affiliates.


Item 10.    Executive Compensation

None of the directors and officers of the General Partners received any remuneration from the Partnership.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Units of the Partnership as of December 31, 1995 and as of the date of this filing.

(b) No officers of the Managing General Partner or its affiliates or Prudential-Bache Properties, Inc. own any Limited Partnership Units in the Partnership.

      No officer of the Managing General Partner or its affiliates or Prudential-Bache Properties, Inc. possesses a right to acquire a beneficial ownership of Limited Partnership Units of the Partnership.

(c) There are no known arrangements which at a subsequent date may result in a change in control of the Partnership.




Item 12.    Certain Relationships and Related Transactions

Neither the Managing General Partner nor its affiliates are prohibited from providing services to, and otherwise dealing or doing business with, persons who deal with the Partnership. However, no rebates or "concessions" may be received by the Managing General Partner or any such affiliates of the Managing General Partner, nor may the Managing General Partner or any such affiliates participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Restated Limited Partnership Agreement.

The Partnership may borrow or enter into other transactions with an affiliate of the Managing General Partner; provided, however, that such borrowings and other transactions will be conducted by the Managing General Partner on terms which are not less favorable to the Partnership than those available from others.


                                    PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:  See Exhibit Index contained herein.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1995:
            None.

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I (Registrant)



                              By:   VMS Realty Associates
                                          Managing General Partner



                              By:   JAS Realty Corporation


Date: March 28, 1996          By:   /s/Joel A. Stone
                                    Joel A. Stone
                                    President




Date: March 28, 1996          By:   /s/Thomas A. Gatti
                                    Thomas A. Gatti
                                    Senior Vice President and
                                    Principal Accounting Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Joel A. Stone               President                    March 27, 1996
Joel A. Stone

/s/Thomas A. Gatti             Senior Vice President and    March 27, 1996
Thomas A. Gatti                Principal Accounting Officer


                                 EXHIBIT INDEX



Exhibit No(s)                               Description

      3 Agreement of Limited Partnership which appears as Exhibit A to the Prospectus which is incorporated herein by reference to Registrant's Registration Statement on Form S-11, File number 2-70648.

      9 Pages 10 through 16, pages 68 though 69 and pages A-8 through A-19 of the Prospectus.

      27             Financial Data Schedule