Form 10QSB
period 1996-03-31
PRUDENTIAL BACHE VMS REALTY ASSOCIATES LP I
filed 1996-05-14
CIK 350558

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


                  For the quarterly period ended March 31, 1996

                                       or

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


                    Issuer's telephone number (312) 339-8700



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


                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)
                                 March 31, 1996


 Assets
   Cash:
      Unrestricted                                       $   139
      Restricted-tenant security deposits                     70
   Accounts receivable                                         1
   Tax escrows                                                15
   Restricted escrows                                        115
   Investment properties                                   5,510
                                                           5,850
 Liabilities
   Accounts payable                                           17
   Advances due to affiliates of the Managing
      General Partner                                      1,411
   Other liabilities                                          95
   Mortgage notes payable                                  4,126
   Estimated costs during the period                         201
      of liquidation
   Net assets in liquidation                                   0


           See Accompanying Notes to Consolidated Financial Statements

b)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)
                                 March 31, 1996




 Net assets in liquidation
   at December 31, 1995                                                $    0

 Changes in net assets in liquidation
 attributable to:
   Decrease in unrestricted cash                                          (10)
   Decrease in restricted-tenant security deposits                        (17)
   Decrease in accounts receivable                                         (5)
   Decrease in tax escrows                                                (80)
   Decrease in restricted escrows                                         (53)
   Decrease in investment properties                                   (3,150)
   Decrease in accounts payable                                             8
   Decrease in advances due to affiliates of the Managing
      General Partner                                                     369
   Decrease in other liabilities                                          343
   Decrease in mortgage notes payable                                   2,464
   Decrease in estimated costs during the
      period of liquidation                                               131

 Net assets in liquidation at
   March 31, 1996                                                     $     0

           See Accompanying Notes to Consolidated Financial Statements

c)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                             STATEMENT OF OPERATION
                        (in thousands, except unit data)
                                   (Unaudited)
                              (Going Concern Basis)


                                                         Three Months Ended
                                                            March 31,1995

 Revenues:
    Rental income                                              $   459
    Other income                                                    29
       Total revenues                                              488

 Expenses:
    Operating                                                      170
    General and administrative                                      40
    Property management fees                                        26
    Maintenance                                                     39
    Depreciation                                                   119
    Interest                                                       436
    Property taxes                                                  56
       Total expenses                                              886

       Net loss                                                $  (398)

 Net loss allocated to general partners (2%)                   $    (8)
 Net loss allocated to limited partners (98%)                     (390)

                                                               $  (398)

 Net loss per limited partnership unit:                        $(15.61)

           See Accompanying Notes to Consolidated Financial Statements

d)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                              (Going Concern Basis)

                                                               Three Months Ended
                                                                  March 31, 1995

 Cash flows from operating activities:
    Net loss                                                         $  (398)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation                                                      119
       Amortization                                                       16
       Change in accounts:
         Restricted cash                                                  13
         Accounts receivable                                              (3)
         Tax escrow                                                      (35)
         Other assets                                                     17
         Accrued interest                                                256
         Accounts payable and other accrued expenses                     (62)
         Tenant security deposit liabilities                              (2)

            Net cash used in
                operating activities                                     (79)

 Cash flows from investing activities:
    Property improvements and replacements                               (68)
    Deposits to restricted escrows                                        (1)
    Receipts from restricted escrows                                      49

            Net cash used in
                investing activities                                     (20)

 Cash flows from financing activities:
    Principal payments on mortgage notes payable                          (9)

            Net cash used in financing activities                         (9)

 Net decrease in cash                                                   (108)

 Cash at beginning of period                                             259

 Cash at end of period                                                $  151

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $  163

           See Accompanying Notes to Consolidated Financial Statements


e)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996

Note A - Basis of Presentation

Effective December 31, 1995, the Partnership decided to liquidate the Partnership upon the imminent disposal of the investment properties and settlement of remaining liabilities expected to occur in 1996. Of the Partnership's two remaining properties at December 31, 1995, Woodlawn House was sold February 1, 1996, and Meadows at Kendale Lakes was sold April 15, 1996.

The decision to liquidate the Partnership resulted in the change in the basis of accounting for its financial statements at December 31, 1995, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of certain assets and liabilities necessarily requires estimates and assumptions. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the most current financial statements.

The statement of net assets in liquidation as of March 31, 1996, includes approximately $201,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by the second quarter of 1996. These costs principally include administrative expenses and closing costs related to the property sales. Because the ultimate realization of assets and the settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period.

The accompanying unaudited financial statements at March 31, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation on the liquidation basis have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Note B - Legal Proceedings

Certain affiliates of the Managing General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings. The adverse outcome of any one or more legal proceedings against an affiliate of the Managing General Partner which provides financial support or services to the Partnership could have a materially adverse effect on the present and future operations of the Partnership. However, the inclusion of this discussion is not intended as a representation by the Partnership that any particular proceeding is material. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the unaudited financial statements.

Note C - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the Managing General Partner or its affiliates for the management and administration of all partnership activities. The Managing General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The Managing General Partner received $5,000 and $1,000 for the periods ended March 31, 1996 and 1995, respectively, as reimbursement for such out-of-pocket expenses.

The Partnership originally had advances of approximately $11,271,488 payable to affiliates of the Managing General Partner at March 31, 1996. During 1994, the Managing General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). This liability has been adjusted to its estimated settlement amount of $1,411,000 in the accompanying financial statements.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 5% of revenues on each property. An affiliate of Insignia also provided partnership administration and management services for the Partnership during the three month period ended March 31, 1996 and 1995. Reimbursements for direct expenses relating to these services totaled approximately $16,000 and $22,000 for the periods ended March 31, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

At December 31, 1995, the Partnership adopted the liquidation basis of accounting. Of the Partnership's remaining properties at December 31, 1996, Woodlawn House was sold February 1, 1996, and Meadows at Kendale Lakes was sold April 15, 1996. Accordingly, the Partnership will be liquidated through disposal of its investment properties and settlement of the remaining liabilities.

The imminent disposition of the Partnership's properties resulted in the change in the basis of accounting for its financial statements at December 31, 1995, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of certain assets and liabilities necessarily requires estimates and assumptions. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates as of the date of the most current financial statements.

Liquidity and Capital Resources

The statement of net assets in liquidation as of March 31, 1996, includes approximately $201,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by the second quarter of 1996. These costs primarily include administrative expenses and closing costs related to the properties' sales. Because the ultimate realization of assets and settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period. The Managing General Partner expects that no assets will be available for distribution upon settlement of the Partnership's remaining liabilities.

Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments
- - VMS Realty Partners and Affiliates disclosed in "Part I, Item 1" of the Partnership's report on Form 10-KSB for the year ended December 31, 1995.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

There have been no new material developments or changes from "Part I, Item 3" of the Partnership's report on the Form 10-KSB for the year ended December 31, 1995.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the first quarter of 1996.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)     Reports on Form 8-K:

            None filed during the quarter ended March 31, 1996.


                                   SIGNATURES



      Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I
                                                (Registrant)



                              By:   VMS Realty Associates
                                    Managing General Partner



                              By:   JAS Realty Corporation



Date: May 14, 1996            By:   /s/ Joel A. Stone
                                    Joel A. Stone
                                    President





Date: May 14, 1996            By:   /s/ Thomas A. Gatti
                                    Thomas A. Gatti
                                    Senior Vice President and
                                    Principal Accounting Officer