Form 10QSB
period 1996-06-30
PRUDENTIAL BACHE VMS REALTY ASSOCIATES LP I
filed 1996-08-13
CIK 350558

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


                  For the quarterly period ended June 30, 1996

                                       or

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


                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)
                                  June 30, 1996

 Assets
   Cash                                                                $   161
   Receivable from escrow                                                   75
                                                                           236
 Liabilities
   Advances due to affiliates of the Managing
      General Partner                                                      163
   Other liabilities                                                        67
   Estimated costs during the period
      of liquidation                                                         6
   Net assets in liquidation                                                 0

                 See Accompanying Notes to Financial Statements



b)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)
                                   (Unaudited)
                                  June 30, 1996




 Net assets in liquidation
   at December 31, 1995                                                $    0

 Changes in net assets in liquidation
 attributable to:
   Increase in unrestricted cash                                           13
   Increase in receivable from escrow                                      75
   Decrease in restricted-tenant security deposits                        (87)
   Decrease in accounts receivable                                         (6)
   Decrease in tax escrows                                                (95)
   Decrease in restricted escrows                                        (168)
   Decrease in investment properties                                   (8,660)
   Decrease in accounts payable                                            25
   Decrease in advances due to affiliates of the Managing
      General Partner                                                   1,617
   Decrease in other liabilities                                          370
   Decrease in mortgage notes payable                                   6,590
   Decrease in estimated costs during the
      period of liquidation                                               326

 Net assets in liquidation at
   June 30, 1996                                                       $    0

                 See Accompanying Notes to Financial Statements

c)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                             STATEMENTS OF OPERATION
                        (in thousands, except unit data)
                                   (Unaudited)
                              (Going Concern Basis)



                                Three Months Ended       Six Months Ended
                                   June 30, 1995           June 30,1995

 Revenues:
    Rental income                       $   464                   $   923
    Other income                             23                        52
          Total revenues                    487                       975

 Expenses:
    Operating                               132                       303
    General and administrative               77                       117
    Property management fees                 25                        51
    Maintenance                              84                       123
    Depreciation                            124                       244
    Interest                                429                       864
    Property taxes                           50                       105
          Total expenses                    921                     1,807

    Net loss                            $  (434)                  $  (832)

 Net loss allocated to general
    partners (2%)                       $    (9)                  $   (17)
 Net loss allocated to limited
    partners (98%)                         (425)                     (815)
                                        $  (434)                  $  (832)

 Net loss per limited
    partnership unit:                   $(17.01)                  $(32.62)

                 See Accompanying Notes to Financial Statements

d)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)
                              (Going Concern Basis)


                                                                  Six Months Ended
                                                                   June 30, 1995
 Cash flows from operating activities:
    Net loss                                                         $  (832)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation                                                      244
       Amortization                                                       26
       Change in accounts:
         Restricted cash                                                  12
         Accounts receivable                                              (3)
         Tax escrow                                                      (49)
         Other assets                                                      5
         Accounts payable and other accrued expenses                     530
         Tenant security deposit liabilities                              (1)

            Net cash used in operating activities                        (68)

 Cash flows from investing activities:
    Property improvements and replacements                              (114)
    Deposits to restricted escrows                                        (6)
    Receipts from restricted escrows                                      70

            Net cash used in investing activities                        (50)

 Cash flows from financing activities:
    Principal payments on mortgage notes payable                         (19)

            Net cash used in financing activities                        (19)

 Net decrease in cash                                                   (137)

 Cash at beginning of period                                             259

 Cash at end of period                                                $  122

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $  326

                   See Accompanying Notes to Financial Statements

e)                 PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                           Notes to Financial Statements
                                    (Unaudited)

                                   June 30, 1996

Note A - Basis of Presentation

Effective December 31, 1995, the Registrant determined it was in the partners' best interest to liquidate the Partnership upon the imminent disposal of the investment properties and settlement of remaining liabilities expected to occur in 1996. Of the Partnership's two remaining properties at December 31, 1995, Woodlawn House was sold February 1, 1996, and Meadows at Kendale Lakes was sold April 15, 1996.

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

The statement of net assets in liquidation as of June 30, 1996, includes approximately $6,000 of accrued costs that the Partnership estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the third quarter of 1996. These costs include administrative expenses and termination costs related to terminating the Partnership. Because the ultimate realization of assets and the settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period.

The accompanying unaudited financial statements at June 30, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.


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

Note C - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the Managing General Partner or its affiliates for the management and administration of all partnership activities. The Managing General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The Managing General Partner received $11,000 and $2,000 for the periods ended June 30, 1996 and 1995, respectively, as reimbursement for such out-of-pocket expenses.

The Partnership had advances of approximately $9,857,000 payable to affiliates of the Managing General Partner at June 30, 1996. During 1994, the Managing General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The liability for advances has been adjusted to its estimated settlement amount of $163,000 in the accompanying financial statements.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 5% of revenues on each property. An affiliate of Insignia also provided partnership administration and management services for the Partnership during the six month period ended June 30, 1996 and 1995. Reimbursements for direct expenses relating to these services totaled approximately $33,000 and $45,000 for the periods ended June 30, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

At December 31, 1995, the Partnership adopted the liquidation basis of accounting. Of the Partnership's remaining properties at December 31, 1996, Woodlawn House was sold February 1, 1996, and Meadows at Kendale Lakes was sold April 15, 1996. Accordingly, the Partnership will be liquidated upon settlement of the remaining liabilities during 1996.

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

Liquidity and Capital Resources

The statement of net assets in liquidation as of June 30, 1996, includes approximately $6,000 of accrued costs that the Partnership estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed during the third quarter of 1996. These costs include administrative expenses and termination costs related to terminating the partnership. Because the ultimate realization of assets and settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period. The Managing General Partner expects that no assets will be available for distribution to the partners upon settlement of the Partnership's remaining liabilities.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the second quarter of 1996.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits:

           Exhibit 10.1 and 10.2 - Sale contracts for Woodlwans House and Meadows at Kendall Lakes.

           The Partnership has requested copies of the closing documents from the purchaser for the sale of Woodlawn House and Meadows at Kendall Lakes but has not received these documents as of the date of this filing. The Partnership will file an amended 10-QSB to include these Exhibits when they are received.

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)    Reports on Form 8-K:

           None filed during the quarter ended June 30, 1996.


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



                            PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I
                                             (Registrant)





                            By: VMS Realty Associates
                                Managing General Partner



                            By: JAS Realty Corporation



Date: August 13, 1996       By: /s/Joel A. Stone
                                Joel A. Stone
                                President





Date: August 13, 1996       By: /s/Thomas A. Gatti
                                Thomas A. Gatti
                                Senior Vice President and
                                Principal Accounting Officer