Form 10QSB
period 1996-09-30
PRUDENTIAL BACHE VMS REALTY ASSOCIATES LP I
filed 1996-11-12
CIK 350558

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


              For the quarterly period ended September 30, 1996

                                      or

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


                    STATEMENT OF NET ASSETS IN LIQUIDATION
                                (in thousands)
                                 (Unaudited)
                              September 30, 1996




Assets
  Cash                                          $    93
  Receivable from escrow                             75
                                                    168

Liabilities
  Advances due to affiliates of the Managing
     General Partner                                156
  Estimated costs during the period
     of liquidation                                  12
  Net assets in liquidation                     $     0

               See Accompanying Notes to Financial Statements


b)             PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

              STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (in thousands)
                                (Unaudited)
                             September 30, 1996

Net assets in liquidation                                      $    0
at December 31, 1995
Changes in net assets in liquidation
attributable to:
  Decrease in unrestricted cash                                   (55)
  Increase in receivable from escrow                               75
  Decrease in restricted-tenant security deposits                 (87)
  Decrease in accounts receivable                                  (6)
  Decrease in tax escrows                                         (95)
  Decrease in restricted escrows                                 (168)
  Decrease in investment properties                            (8,660)
  Decrease in accounts payable                                     25
  Decrease in advances due to affiliates of the Managing
    General Partner                                             1,624
  Decrease in other liabilities                                   437
  Decrease in mortgage notes payable                            6,590
  Decrease in estimated costs during the
    period of liquidation                                         320

Net assets in liquidation at
  September 30, 1996                                           $    0


               See Accompanying Notes to Financial Statements


c)             PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                          STATEMENTS OF OPERATION
                      (in thousands, except unit data)
                                (Unaudited)
                           (Going Concern Basis)


                                      Three Months Ended   Nine Months Ended
                                      September 30, 1995  September 30, 1995

Revenues:
Rental income                              $   469             $ 1,392
Other income                                    26                  78
     Total revenues                            495               1,470

Expenses:
  Operating                                    160                 509
  General and administrative                    76                 198
  Maintenance                                  121                 244
  Depreciation                                 131                 375
  Interest                                     435               1,299
  Property taxes                                50                 155
     Total expenses                            973               2,780

Net loss before extraordinary item         $  (478)            $(1,310)
   Extraordinary item-gain on sale
     of land                                    66                  66
   Net Loss                                $  (412)            $(1,244)
Net loss allocated to general
    partners (2%)                          $    (6)            $   (23)
Net loss allocated to limited
     partners (98%)                           (406)             (1,221)
                                           $  (412)            $(1,244)

Net loss per limited
partnership unit:
Net loss before extraordinary item         $(18.73)            $(51.34)
Extraordinary gain from sale of land          2.51                2.51
Net loss                                   $(16.22)            $(48.83)

               See Accompanying Notes to Financial Statements


d)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                              STATEMENT OF CASH FLOWS
                                  (in thousands)
                                   (Unaudited)
                              (Going Concern Basis)

                                                        Nine Months Ended
                                                        September 30, 1995

Cash flows from operating activities:
  Net loss                                                    $(1,244)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                                  375
    Amortization                                                   35
    Gain on sale of land                                          (66)
    Change in accounts:
      Restricted cash                                              14
      Accounts receivable                                           5
      Tax escrow                                                  (62)
      Other assets                                                  6
      Accounts payable and other accrued expenses                 668
      Accrued interest                                            262
      Tenant security deposit liabilities                          (3)

Net cash used in operating activities                             (10)

Cash flows from investing activities:
  Property improvements and replacements                         (202)
  Deposits to restricted escrows                                   (6)
  Receipts from restricted escrows                                133
  Proceeds from sale of land                                      150

         Net cash provided by investing activities                 75

Cash flows from financing activities:
  Principal payments on mortgage notes payable                    (29)

         Net cash used in financing activities                    (29)

Net increase in cash                                               36

Cash at beginning of period                                       259

Cash at end of period                                          $  295

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  488


                  See Accompanying Notes to Financial Statements


e)                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                          Notes to Financial Statements
                                   (Unaudited)

                                September 30, 1996

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

The statement of net assets in liquidation as of September 30, 1996, includes approximately $12,000 of accrued costs that the Partnership estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the fourth quarter of 1996. These costs include administrative expenses and termination costs related to terminating the Partnership. Because the ultimate realization of assets and the settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period.

The accompanying unaudited financial statements at September 30, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

NOTE C - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner or its affiliates for the management and administration of all partnership activities. The Managing General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The Managing General Partner received $11,000 and $3,000 for the periods ended September 30, 1996 and 1995, respectively, as reimbursement for such out-of-pocket expenses.

The Partnership had advances of approximately $9,858,000 payable to affiliates of the Managing General Partner at September 30, 1996. During 1994, the Managing General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The liability for advances has been adjusted to its estimated settlement amount of $156,000 in the accompanying financial statements.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 5% of revenues on each property. An affiliate of Insignia also provided partnership administration and management services for the Partnership during the nine month period ended September 30, 1996 and 1995. Reimbursements for direct expenses relating to these services totaled approximately $38,000 and $67,000 for the periods ended September 30, 1996 and 1995, respectively.


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

Liquidity and Capital Resources

The statement of net assets in liquidation as of September 30, 1996, includes approximately $1,000 of accrued costs that the Partnership estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed during the fourth quarter of 1996. These costs include administrative expenses and termination costs related to terminating the partnership. Because the ultimate realization of assets and settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period. The Managing General Partner expects that no assets will be available for distribution to the partners upon settlement of the Partnership's remaining liabilities.


DEVELOPMENTS - VMS REALTY PARTNERS AND AFFILIATES

There have been no material developments or changes from the Recent Developments
- VMS Realty Partners and Affiliates disclosed in "Part I, Item 1" of the Partnership's report on Form 10-KSB for the year ended December 31, 1995.


                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

There have been no new material developments or changes from "Part I, Item 3" of the Partnership's report on the Form 10-KSB for the year ended December 31, 1995.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the third quarter of 1996.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)    Reports on Form 8-K:

           None filed during the quarter ended September 30, 1996.



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



                         PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I
                                       (Registrant)


                         By: VMS Realty Associates
                             Managing General Partner

                         By: JAS Realty Corporation



Date:                    By: /s/Joel A. Stone
                             Joel A. Stone
                             President




Date: November 12, 1996  By: /s/Thomas A. Gatti
                             Thomas A. Gatti
                             Senior Vice President and
                             Principal Accounting Officer