Form 10KSB
period 1996-12-31
PRUDENTIAL BACHE VMS REALTY ASSOCIATES LP I
filed 1997-03-20
CIK 350558

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)
                 (As last amended by 34-31905, eff. 4/26/93)
                                 FORM 10-KSB

[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ]   Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                For the transition period.........to.........

                        Commission file number 0-11970

                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I
                (Name of small business issuer in its charter)

     Delaware                                                  36-3240083
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 630 Dundee Road, Suite 220
    Northbrook, Illinois                                        60062
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  Not applicable.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

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

The Partnership was engaged solely in the business of real estate investment.

The Partnership used the net offering proceeds to acquire eight real property investments of which none remain as of December 31, 1996. As discussed in "Item 6" and "Note A" of the Notes to Financial Statements, the Partnership has adopted the liquidation basis of accounting and is in the process of terminating. Accordingly, the assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the fourth quarter of 1996.


                                      PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As December 31, 1996, there were 2,315 Limited Partners in the Partnership. There is not a public market, nor is it anticipated that there will be a public market, for the Limited Partnership Units. There are no material legal restrictions contained within the Agreement of Limited Partnership on the Partnership's ability to make cash distributions, however the Managing General Partner does not anticipate any cash will remain for distribution to the partners upon the pending liquidation of the Partnership.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

At December 31, 1995, the Partnership adopted the liquidation basis of accounting. Woodlawn House was sold February 1, 1996, and Meadows at Kendale Lakes was sold April 15, 1996. Accordingly, the Partnership will be liquidated upon settlement of the remaining liabilities during 1997.

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

Liquidity and Capital Resources

The statement of net assets in liquidation as of December 31, 1996, includes approximately $20,000 of accrued costs that the Partnership estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed during the first quarter of 1997. These costs include audit and tax return fees, administrative expenses and termination costs related to terminating the partnership. Because the ultimate realization of assets and settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period. The Managing General Partner expects that no assets will be available for distribution to the partners upon settlement of the Partnership's remaining liabilities.

Results of Operations

The Partnership realized net income of $11,410,000 for the year ending December 31, 1995. The 1995 net income included a gain on the adjustment to the liquidation basis of accounting of $13,023,000.

At December 31, 1995, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to include estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting decreased net liabilities by $13,023,000. Significant adjustments to the carrying value of the net assets and liabilities are summarized as follows:

                                                     (Increase) Decrease
                                                      in Net Liabilities
                                                        (in thousands)
   Adjustment of book value of
     investment properties to estimated
     net realizable value                                  $ 4,063

   Adjustments to record estimated costs
     associated with the liquidation                          (332)

   Adjustment of advances due affiliates of the
     Managing General Partner to estimated
     settlement amount                                       9,492

   Adjustment of other assets and liabilities                 (200)

   Net increase in net assets                              $13,023


ITEM 7.  FINANCIAL STATEMENTS

PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

LIST OF FINANCIAL STATEMENTS


     Report of Independent Auditors

     Statement of Net Assets in Liquidation - December 31, 1996

     Statement of Changes in Net Assets in Liquidation - Year ended December 31, 1996

     Statement of Operations - Year ended December 31, 1995

     Statement of Changes in Partners' Deficit/Net Assets in Liquidation - Year ended December 31, 1995

     Statement of Cash Flows - Year ended December 31, 1995

     Notes to Financial Statements




Report of Ernst & Young LLP, Independent Auditors


The Partners
Prudential-Bache/VMS Realty Associates L.P. I


We have audited the statement of net assets in liquidation of Prudential-Bache/VMS Realty Associates L.P. I as of December 31, 1996 and the related statement of changes in net assets in liquidation for the year then ended. In addition, we have audited the statements of operations, changes in partners' deficit/net assets in liquidation and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Prudential-Bache/VMS
Realty Associates L.P. I as of December    31, 1996, the changes in net assets
in liquidation for the year ended December 31, 1996 and the results of operations and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles applied on the basis of accounting described in Note A to the financial statements.



                                           /s/   ERNST & YOUNG LLP


Greenville, South Carolina
February 28, 1997


                    PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                        Statement of Net Assets in Liquidation
                                 (in thousands)

                                December 31, 1996

Assets
   Cash                                                         $  95

Liabilities
  Advances due to affiliates of the
     Managing General Partner (Note C)                              75

  Estimated costs during the period
     of liquidation (Note A)                                        20

  Net Assets in Liquidation (Note A)                             $   0


                    See Accompanying Notes to Financial Statements


               PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

              STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (in thousands)

                              December 31, 1996


Net assets in liquidation                                        $    0
  at December 31, 1995

Changes in net assets in liquidation
attributable to:
    Decrease in unrestricted cash                                   (53)
    Decrease in restricted-tenant security deposits                 (87)
    Decrease in accounts receivable                                  (6)
    Decrease in tax escrows                                         (95)
    Decrease in restricted escrows                                 (168)
    Decrease in investment properties                            (8,660)
    Decrease in accounts payable                                     25
    Decrease in advances due to affiliates of the Managing
       General Partner                                            1,705
    Decrease in other liabilities                                   437
    Decrease in mortgage notes payable                            6,590
    Decrease in estimated costs during the
       period of liquidation                                        312

Net assets in liquidation at
    December 31, 1996                                            $    0

                 See Accompanying Notes to Financial Statements


               PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                          STATEMENT OF OPERATIONS
                      (in thousands, except unit data)
                           (Going Concern Basis)

                                                     Year Ended
                                                  December 31, 1995

Revenues:
  Rental income                                         $ 1,870
  Other income                                              108
       Total revenues                                     1,978
Expenses:
    Operating                                               680
    General and administrative                              238
    Maintenance                                             313
    Depreciation                                            501
    Interest                                              1,727
    Property taxes                                          198
       Total expenses                                     3,657

Adjustment to liquidation basis (Note A)                 13,023
Gain on sale of land                                         66

   Net income                                           $11,410

Net income allocated to general partners (2%)           $   648
  partners (2%)
Net income allocated to limited partners (98%)           10,762
  partners (98%)

                                                        $11,410

Net income per limited
  partnership unit                                      $430.47

               See Accompanying Notes to Financial Statements

                PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT/
                          NET ASSETS IN LIQUIDATION

                        (in thousands, except unit data)
                             (Going Concern Basis)

                                   Limited
                                 Partnership    General       Limited
                                    Units       Partners      Partners          Total
Original capital contributions      25,000     $   1,000    $ 25,000,000    $ 25,001,000

Partners' deficit at
 December 31, 1994                  25,000          (648)        (10,762)        (11,410
 (going concern basis)
Net income for the year ended
 December 31, 1995                      --           648          10,762          11,410
Net assets in liquidation at
 December 31, 1995                  25,000     $       0    $          0    $          0

                 See Accompanying Notes to Financial Statements

                  PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                             STATEMENT OF CASH FLOWS
                                  (in thousands)
                              (Going Concern Basis)

                                                                   Year Ended
                                                               December 31, 1995
Cash flows from operating activities:
  Net income                                                         $ 11,410
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Depreciation                                                          501
    Amortization                                                           46
    Gain on sale of land                                                  (66)
    Adjustment to liquidation basis                                   (13,023)
    Change in accounts:
      Restricted cash                                                      17
      Accounts receivable                                                  (1)
      Tax escrow                                                          (95)
      Other assets                                                          5
      Accounts payable and other accrued expenses                       1,064
      Accrued interest                                                     (1)
      Tenant security deposit liabilities                                  (8)

           Net cash used in operating activities                         (151)

Cash flows from investing activities:
  Property improvements and replacements                                 (218)
  Deposits to restricted escrows                                          (13)
  Receipts from restricted escrows                                        160
  Proceeds from sale of land                                              150

         Net cash provided by investing activities                         79

Cash flows from financing activities:
  Principal payments on mortgage notes payable                            (39)

         Net cash used in financing activities                            (39)

Net decrease in cash                                                     (111)

Cash at beginning of period                                               259

Cash at end of period                                                $    148

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $    651

                  See Accompanying Notes to Financial Statements


                  PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The statement of net assets in liquidation as of December 31, 1996, includes approximately $20,000 of accrued costs that the Partnership estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the first quarter of 1997. These costs include audit and tax return fees, administrative expenses and termination costs related to terminating the Partnership. Because the ultimate realization of assets and the settlement of liabilities is based on estimates, the liquidation period may be extended beyond the projected period.

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

Depreciation

Depreciation was provided by accelerated and straight-line methods over the estimated lives of the rental properties and related personal property through December 31, 1995. No depreciation is recognized under the liquidation basis of accounting. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after June 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, alternative depreciation system is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

Loan Costs

Prior to adopting the liquidation basis of accounting, loan costs were amortized as interest expense over the life of the loans and were included in other assets. At December 31, 1995, $274,000 of unamortized loan costs were written-off in the adjustment to liquidation basis.

Leases

The Partnership generally leased apartment units for twelve-month terms or less during its period of operations.

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

Cash

The Partnership considers only unrestricted cash to be cash.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adjustment to Liquidation Basis of Accounting

At December 31, 1995, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount including estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting decreased net liabilities by $13,023,000. Significant adjustments are summarized as follows:


                                                   (Increase) Decrease
                                                    in Net Liabilities
                                                     (in thousands)
Adjustment of book value of investment
  properties to estimated net realizable value         $  4,063

Adjustments to record estimated costs
   associated with the liquidation                         (332)

Adjustment of advances due affiliates of
   the Managing General Partner to estimated
     settlement amount                                    9,492

Adjustment of other assets and liabilities                 (200)

Net increase in net assets                             $ 13,023


NOTE B - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

There are no differences between the Partnership's reported amounts and the Federal tax basis of net assets and liabilities. The Federal taxable income for the year ended December 31, 1996 is $6,531,000 or $293.00 per limited partnership unit. The Federal taxable loss for the year ended December 31, 1995 is $495,000 or $22.21 per limited partnership unit.


NOTE C - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner or its affiliates for the management and administration of all partnership activities. The Managing General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs paid on behalf of the Partnership. The Managing General Partner or its affiliates received $11,000 and $7,000 in 1996 and 1995, respectively, as reimbursement, at cost, for such advances and out-of-pocket expenses.

The Partnership had advances of $11,271,000 payable to affiliates of the Managing General Partner at December 31, 1995 prior to converting to the liquidation basis of accounting. The amount was adjusted to its estimated settlement amount in the $13,023,000 adjustment to liquidation basis discussed in Note A. These advances bear interest at prime plus 1%. Payments of $1,753,000 were disbursed to the affiliate during 1996. The remaining estimated settlement amount of the advances was $75,000 at December 31, 1996.

The Partnership had engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provided for fees equal to 5% of revenues on each property. An affiliate of Insignia also provided partnership administration and management services for the Partnership for the years ended December 31, 1996 and 1995. Reimbursements for direct expenses relating to these services totaled approximately $47,000 and $166,000 for 1996 and 1995, respectively.

NOTE D - LEGAL PROCEEDINGS

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

NOTE E - DISPOSITION OF PROPERTIES

On February 1, 1996, the Partnership sold Woodlawn House to an unaffiliated party. Total consideration was $3,150,000 with the Partnership receiving net proceeds of $658,000 after payment of closing costs. On April 15, 1996 the Partnership sold Meadows at Kendale Lakes to an unaffiliated party. Total consideration was $5,510,000 with the Partnership receiving net proceeds of $1,156,000 after payment of closing costs. The mortgage debt encumbering both properties was assumed by the respective buyer. The gain on the sales was reflected in the adjustment to investment properties as a result of adopting the liquidation basis of accounting at December 31, 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Managing General Partner of the Partnership at December 31, 1996, was VMS Realty Associates, an Illinois General Partnership. Prudential-Bache Properties, Inc. is the Associate General Partner of the Partnership.

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


JOEL A. STONE, age 52, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 47, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 58, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 60, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions.
He assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

RICHARD A. BERMAN, age 45, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel.
Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

THOMAS A. GATTI, age 40, is a Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

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

The directors and officers of PBP are as follows:

     James M. Kelso           President, Chief Executive Officer, Chairman
                              of the Board of Directors, and Director

     Barbara J. Brooks        Vice President - Finance and Chief Financial
                              Officer

JAMES M. KELSO, age 43, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities, Inc. ("PSI"). Mr. Kelso also serves in various capacities for other affiliated companies. Mr. Kelso joined PSI in July 1981.

BARBARA J. BROOKS, age 49, is the Vice President - Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Units of the Partnership as of December 31, 1996 and as of the date of this filing.

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

        (b)  Reports on Form 8-K filed during the fourth quarter of 1996:

             None.


                                     SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I (Registrant)

                              By:  VMS Realty Associates
                                   Managing General Partner

                              By:  JAS Realty Corporation


Date:  March 20, 1997         By:  /s/Joel A. Stone
                                   Joel A. Stone
                                   President

Date:  March 20, 1997         By:  /s/Thomas A. Gatti
                                   Thomas A. Gatti
                                   Senior Vice President and
                                   Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Joel A. Stone                   President
Joel A. Stone


/s/Thomas A. Gatti                 Senior Vice President and
Thomas A. Gatti                    Principal Accounting Officer



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