Form 10QSB
period 1997-03-31
PRUDENTIAL BACHE VMS REALTY ASSOCIATES LP I
filed 1997-05-08
CIK 350558

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


                For the quarterly period ended March 31, 1997

                                      or

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


                   Issuer's telephone number (847) 714-9600



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


                    STATEMENT OF NET ASSETS IN LIQUIDATION
                                (in thousands)
                                 (Unaudited)
                                March 31, 1997



   Assets
     Cash:                                                    $   0

   Liabilities
     Estimated costs during the period
        of liquidation                                            0
     Net assets in liquidation                                $   0

               See Accompanying Notes to Financial Statements

b)             PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

              STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (in thousands)
                                (Unaudited)
                               March 31, 1997



Net assets in liquidation
  at December 31, 1996                                           $     0

Changes in net assets in liquidation
  attributable to:
Decrease in unrestricted cash                                        (95)
Decrease in advances due to affiliates of the Managing
  General Partner                                                     75
  Decrease in estimated costs during the
    period of liquidation                                             20

Net assets in liquidation at                                     $     0
   March 31, 1997

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


                 See Accompanying Notes to Financial Statements


  e)               PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I

                           Notes to Financial Statements
                                    (Unaudited)

                                   March 31, 1997

NOTE A - BASIS OF PRESENTATION

Effective December 31, 1995, the Registrant determined it was in the partners' best interest to liquidate the Partnership upon the disposal of the investment properties and settlement of remaining liabilities which occurred during the first quarter of 1997. Of the Partnership's two remaining properties at December 31, 1995, Woodlawn House was sold February 1, 1996, and Meadows at Kendale Lakes was sold April 15, 1996.

The decision to liquidate the Partnership resulted in the change in the basis of accounting for its financial statements at December 31, 1995, from the going concern basis of accounting to the liquidation basis of accounting. Consequently, assets were valued at estimated net realizable value and liabilities were presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

The Partnership's liquidation process was completed during the first quarter of 1997. Final costs to terminate the partnership were paid and remaining cash of approximately $75,000 was paid to settle the liability for advances due to the affiliates of the Managing General Partner.

The accompanying unaudited financial statements at March 31, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

At December 31, 1995, the Partnership adopted the liquidation basis of accounting. Of the Partnership's remaining properties at December 31, 1995, Woodlawn House was sold February 1, 1996, and Meadows at Kendale Lakes was sold April 15, 1996. Accordingly, the Partnership was liquidated upon settlement of the remaining liabilities during 1997.

Liquidity and Capital Resources

The Partnership's liquidation process was completed during the first quarter of 1997. Final costs to terminate the partnership were paid and remaining cash of approximately $75,000 was paid to settle the liability for advances due to the affiliates of the Managing General Partner.


                         PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the first quarter of 1997.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)     Reports on Form 8-K:

            None filed during the quarter ended March 31, 1997.



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



                         PRUDENTIAL-BACHE/VMS REALTY ASSOCIATES L.P. I
                                        (Registrant)



                         By:  VMS Realty Associates
                              Managing General Partner



                         By:  JAS Realty Corporation



Date: May 8, 1997       By:   /s/ Joel A. Stone
                              Joel A. Stone
                              President

Date: May 8, 1997       By:   /s/ Thomas A. Gatti
                              Thomas A. Gatti
                              Senior Vice President and
                              Principal Accounting Officer